Form 10QSB
period 2002-03-31
TEXXON INC
filed 2002-05-15
CIK 1114208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                        Commission File Number: 000-49648

                                  TEXXON, INC.
        (Exact name of small business issuer as specified in its charter)

            OKLAHOMA                                         73-1554122
(State or other jurisdiction                          (IRS Employer I.D. No.)
of incorporation or organization)


                    331 East Chilton Dr., Chandler, AZ 85225
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: (480) 926-5508

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 10,712,284 shares as of May 13, 2002.

                                  TEXXON, INC.
                Form 10-QSB for the quarter ended March 31, 2002



                                      INDEX


Part I--Financial Information

Item 1.    Financial Information

     Balance Sheets at March 31, 2002 (Unaudited) and December 31, 2001.............................................3

     Statements of Operations (Unaudited) for the Three Months Ended March 31, 2002 and from October
     6, 1998 (Date of Inception) to March 31, 2002..................................................................4

     Statements of Change in Stockholders' Equity (Unaudited) for the Period from October 6, 1998
     (Date of Inception) to March 31, 2002..........................................................................5

     Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2002 and 2001 and
     from October 6, 1998 (Date of Inception) to March 31, 2002.....................................................6

     Notes to Financial Statements (Unaudited)......................................................................7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...................10


Part II--Other Information

Item 1.    Legal Proceedings.......................................................................................11

Item 2.    Changes in Securities and Use of Proceeds...............................................................11

Item 3.    Defaults Upon Senior Securities.........................................................................11

Item 4.    Submission of Matters to a Vote of Security Holders.....................................................11

Item 5.    Other Information.......................................................................................11

Item 6.    Exhibits and Reports on Form 8-K........................................................................11



                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                  TEXXON, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                        March 31,
                                                                                          2002            December 31,
ASSETS                                                                                 (unaudited)             2001
                                                                                     -----------------  -------------------
Current Assets
    Cash                                                                           $            2,900 $              2,697
    Inventory                                                                                   4,073                6,503
    Prepaid expenses                                                                           63,144              100,082
                                                                                     -----------------  -------------------

                                                           Total Current Assets                70,117              109,282

Property, Plant & Equipment, net
    Manufacturing equipment                                                                    71,355               71,355
    Automobiles                                                                                29,000               29,000
    Office equipment                                                                           19,684               19,684
    Accumulated depreciation                                                                  (11,597)              (6,804)
                                                                                     -----------------  -------------------

                                                                                              108,442              113,235
Other Assets
    Deposits                                                                                    6,375                6,375
                                                                                     -----------------  -------------------

                                                                                   $          184,934 $            228,892
                                                                                     =================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Trade payables                                                                 $            6,716 $             12,912
    Accrued expenses                                                                           60,000                    -
    Current maturities of long-term debt                                                        4,065                    -
                                                                                     -----------------  -------------------

                                                      Total Current Liabilities                70,781               12,912

    Long-term debt - note payable                                                              15,935                    -
                                                                                     -----------------  -------------------

                                                              Total Liabilities                86,716               12,912

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; 5,000,000 shares
       authorized; none issued or outstanding                                                       -                    -
    Common stock, $.001 par value; 45,000,000 shares
       authorized; 10,712,284 and 10,704,784 shares issued and outstanding                     10,712               10,705
    Additional paid-in capital                                                                602,463              599,845
    Deficit accumulated during the development stage                                         (514,957)            (394,570)
                                                                                     -----------------  -------------------
                                                     Total Stockholders' Equity                98,218              215,980

                                                                                     -----------------  -------------------
                                                                                   $          184,934 $            228,892
                                                                                     =================  ===================


See Notes to Unaudited Financial Statements.



                                  TEXXON, INC.
                          (A Development Stage Company)
                            Statements of Operations
          Three Months Ended March 31, 2002 and 2001and the Period From
              October 6, 1998 (Date of Inception) to March 31, 2002
                                   (unaudited)

                                                         Three Months Ended
                                                              March 31,                October 6, 1998
                                                  --------------------------------      (Inception) to
                                                           2002               2001      March 31, 2002
                                                  -------------       ------------     ---------------
EXPENSES
Platinum and chemical purchases                   $       3,069       $          -       $      13,634
Other operating expenses                                117,320                  -             502,296
                                                  -------------       ------------     ---------------
                                                        120,389                  -             515,930

OTHER INCOME (EXPENSE)
Interest income                                               2                  -                 973
                                                  -------------       ------------     ---------------
    Net loss                                      $     120,387       $          -       $     514,957
                                                  =============       ============     ===============

    Weighted average shares outstanding              10,711,034          3,000,000           3,525,942
                                                  =============       ============     ===============

    (Loss) per share, basic and diluted           $       (0.01)      $       0.00       $       (0.15)
                                                  =============       ============     ===============




See Notes to Unaudited Financial Statements.


                                  TEXXON, INC.
                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity
        Period from October 6, 1998 (Date of Inception) to March 31, 2002


                                                                                                               Deficit
                                                                                                           Accumulated
                                   Preferred Stock            Common Stock      Additional        Common    During the
                                   ------------------   ---------------------      Paid-In         Stock   Development
                                   Shares      Amount       Shares     Amount      Capital    Subscribed         Stage       Total
                                   ------      ------   ----------    -------   ----------    ----------   -----------   ---------
Balance at inception
  (October 6, 1998)                     -     $     -            -    $     -   $        -    $        -   $         -   $       -

Common stock issued to
  founders - January 2000               -           -    3,000,000      3,000            -        (3,000)            -           -
                                   ------      ------   ----------    -------   ----------    ----------   -----------   ---------
Balance, December 31, 2000              -           -    3,000,000      3,000            -        (3,000)            -           -

Payment on subscription                 -           -            -          -            -         3,000             -       3,000

Options to non-employees -
   January                              -           -            -          -        3,500             -             -       3,500

Common stock issued to
  founders - June                       -           -    3,500,000      3,500            -             -             -       3,500

Common stock issued in
  private placement -
       July                             -           -    2,209,929      2,210      307,180             -             -     309,390
       August                           -           -      936,855        937      130,223             -             -     131,160
       September                        -           -       25,000         25       12,475             -             -      12,500
       October                          -           -        8,000          8        3,992             -             -       4,000

Common stock issued for
  consulting services - August          -           -    1,000,000      1,000      139,000             -             -     140,000

Common stock issued for
  phone system - August                 -           -       25,000         25        3,475             -             -       3,500

Net loss for the year
  ended December 31, 2001               -           -            -          -            -             -      (394,570)   (394,570)
                                   ------      ------   ----------    -------   ----------    ----------   -----------   ---------
Balance, December 31, 2001              -           -   10,704,784     10,705      599,845             -      (394,570)    215,980

Common stock issued in
  private placement -
       January                          -           -        7,500          7        2,618             -             -       2,625

Net loss for the three months
  ended March 31, 2002                  -           -            -          -            -             -      (120,387)   (120,387)
                                   ------      ------   ----------    -------   ----------    ----------   -----------   ---------
Unaudited Balance, March 31, 2002       -     $     -   10,712,284    $10,712   $  602,463    $        -   $  (514,957)  $  98,218
                                   ======      ======   ==========    =======   ==========    ==========   ===========   =========



See Notes to Unaudited Financial Statements.



                                  TEXXON, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
            Three Months Ended March 31, 2002 and 2001 and the Period
           From October 6, 1998 (Date of Inception) to March 31, 2002


                                                           Three Months Ended
                                                                March 31,           October 6, 1998
                                                         ----------------------      (Inception) to
                                                              2002         2001      March 31, 2002
                                                         ----------   ---------     ---------------
Operating Activities:
     Net loss                                            $(120,387)   $       -        $   (514,957)
     Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation expense                                4,793            -              11,597
         Issuance of stock and options for services              -            -               3,500
         Changes in operating assets and liabilities:
            Inventory                                        2,430            -              (4,073)
            Prepaid expenses                                36,938                           76,856
            Accounts payable and accrued expenses           53,804           -               66,716
                                                         ----------   ---------     ---------------
              Net Cash Used in Operating Activities        (22,422)           -            (360,361)
                                                         ----------   ---------     ---------------
Investing Activities:
     Deposits                                                    -            -              (6,375)
     Purchase of property and equipment                          -            -            (116,539)
                                                         ----------   ---------     ---------------
             Net Cash Used in Investing Activities               0            -            (122,914)
                                                         ----------   ---------     ---------------
Financing Activities:
     Proceeds on longterm debt                              20,000            -              20,000
     Sales of common stock                                   2,625            -             466,175
                                                         ----------   ---------     ---------------
             Net Cash Provided by Financing Activites       22,625            -             486,175
                                                         ----------   ---------     ---------------
Increase in Cash                                               203            -               2,900

Cash, beginning of period                                    2,697            -                   -
                                                         ----------   ---------     ---------------
Cash, end of period                                      $   2,900    $       -        $      2,900
                                                         ==========   =========     ===============




See Notes to Unaudited Financial Statements.

                                  TEXXON, INC.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements
                                 March 31, 2002


       NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended December 31, 2001 included in the Company's filing on Form 10SB.

Going Concern The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. As shown in the accompanying financial statements, the Company incurred a net loss of $514,957 during the period from October 6, 1998 (date of inception) to March 31, 2002. Management intends to provide the necessary development and operating capital through sales of its common stock and commencement of sales of the licensed product. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and sales of the platinum derived from the licensed process. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2--LONG-TERM DEBT

Long-term Debt - note payable is comprised of the following:


Note 2--Stockholders' equity

Texxon is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 10,712,284 shares were outstanding as of March 31, 2002. Texxon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding.

Voting and Preemptive Rights Holders of shares of Common Stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. Voting rights are non-cumulative. No preemptive rights extend to common stockholders to subscribe for or to purchase any stock, obligations or other securities of Texxon.

Liquidation Rights Upon any liquidation, dissolution or winding up of Texxon, holders of shares of Common Stock are entitled to receive pro rata all of the assets of Texxon available for distribution to shareholders after liabilities are paid and distributions are made to the holders of Texxon's Preferred Stock. Preferred stock preferences, if any, will be fixed by the Company's board of directors at the time of issuance.

Common Stock Transactions The Company issued 3,000,000 shares of its common stock at par value to its founders in exchange for subscriptions during 2000. During 2001, the subscriptions were paid in full in cash. In addition, the Company issued 3,500,000 shares of its common stock at par value to its founders on June 1, 2001.

On August 22, 2001, the Company completed a private offering of common stock, resulting in the issuance of 3,146,784 shares for $447,050 ($.14/share). On August 28,

2001, the Company issued 1,000,000 shares, valued at $140,000
($.14/share) to consultants in exchange for services. In September and October 2001, the Company initiated a private offering of common stock and issued 33,000 shares for $16,500 ($.50/share). In January 2002, the Company initiated a private offering of common stock and issued 7,500 shares for $2,625 ($.35/share).

Stock Options On August 28, 2001, the Company adopted a stock option plan (the "Plan"). Under the Plan, incentive stock options (ISOs) may be granted to the Company's officers, key employees and key advisors for the purchase of up to 3,000,000 shares of the Company's common stock. Scheduled vesting is at the discretion of the Plan's committee, and expiration dates for the grants may extend up to ten years from grant date. The exercise prices of the ISOs shall be not less than 100%, of the fair market value of the Company's common stock at grant date.

On January 1, 2001, the Company issued to its officers options to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.001 per share. These options expire ten years from the date of grant and are only exercisable upon the completion of the first quarter of profitable production plant operation.

Also in January, 2001, the Company granted certain consultants options to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $0.001. These options are exercisable only after the Company's common stock has been trading for thirty days on a listed exchange or on the OTC Bulletin Board. These options also expire in ten years from the date of grant.

Under the provisions of SFAS 123, the Company recognizes as a cost or expense, the fair value of stock awards and options to non-employees at the date of grant. Accordingly, the Company recognized expense of $3,500 associated with the grants during 2001.

Using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001: 500% volatility, expected life of the options of five years, zero dividend yield, and risk-free interest rate of 5.50%, the weighted average grant date fair value of options granted during 2001, all of whose exercise prices equaled or exceeded market value of the stock at date of grant, is $3,500, and the weighted average remaining contractual life for all options was approximately ten years. At December 31, 2001, no options were exercisable, no options were canceled, 3,500,000 options were outstanding, and there were 3,000,000 options available for grant.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This discussion in this quarterly report regarding Texxon and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

         When used in this Quarterly Report on Form 10-QSB, "Texxon," "we," "our," and "us" refers to Texxon, Inc., a Oklahoma corporation.

Results of Operations

         For the three months ended March 31, 2002, we had no revenues as we were still in the development stage. For the three months ended March 31, 2001 we had no operations and incurred no expenses.

         Selling, general and administrative expenses increased approximately 100% for the three months ended March 31, 2002 to $120,389 from $0 in the three months ended March 31, 2001. Our SG&A expenses for the three months ended March 31, 2002 included $35,000 in consulting expenses related to the amortization of a prepaid consulting agreement, $12,821 in rent expense for our pilot plant located in Chandler, Arizona, $5,832 in audit fees and $60,000 related to employement agreements with our officers. We believe our SG&A expenses will continue to increase during the balance of fiscal 2002 as compared to fiscal 2001.

         Our net loss for the three months ended March 31, 2002 was $120,387 as compared to a net loss of $0 for the three months ended March 31, 2001. The increase in the net loss is attributable to the increase in operations in that we were inactive during the three months ended March 31, 2001. We expect to continue to incur losses until we commence the operation of our production plant. We expect to incur losses during the operation of our pilot plant. There is no assurance that we will be able to develop commercially viable products or to generate net revenue from the sale of our products, or to achieve or maintain profitable operations.

         During the balance of fiscal 2002 we will seek to raise capital in order to fund the acquisition of a license for the precious metal recovery technology. Provisions of the license agreement call for the company to pay to the inventor $500,000 upon successfully raising $2,000,000 or more. To date a payment of $25,000 toward the $500,000 license agreement has been paid. The company's plan is also to fund the expansion of the pilot plant and to fund, construct and operate a production facility. Our plan of operation will depend upon our ability to raise sufficient operating capital. If such capital is not raised, we will not be able to continue as a going concern.

Liquidity and Capital Resources

         At March 31, 2002, we had working capital deficit of $664 compared to working capital of $96,370 at December 31, 2001. Net cash used in operating activities for the first quarter of 2002 was $22,422 as compared to $0 during the three months ended March 31, 2001. Net cash provided by financing activities for the first quarter of 2002 was $22,625 and included $20,000 in proceeds from a long-term loan and $2,625 in proceeds from the sale of our common stock compared to $0 during the three months ended March 31, 2001.

         We have incurred cumulative losses from inception (October 6, 1998) through March 31, 2002. At March 31, 2002 we have an accumulated deficit of $514,957, and the report from of our independent auditor on our audited financial statements at December 31, 2001 contained a going concern qualification. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. We will need additional working capital to expand our operations and otherwise attempt to achieve profitability. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of  Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         None.

         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                  Texxon, Inc.


                                  /s/ Gifford Mabie, III
                                  ------------------------------------
                                  Gifford Mabie III, President and CEO


Dated:   May 15, 2002