Form 10QSB
period 2002-06-30
TEXXON INC
filed 2002-08-14
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                        Commission File Number: 000-49648

                                  TEXXON, INC.
        (Exact name of small business issuer as specified in its charter)


                               Oklahoma 73-1554122
                  (State or other jurisdiction of (IRS Employer
               Incorporation or organization) Identification No.)


                    331 East Chilton Dr., Chandler, AZ 85225
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: (480) 926-5508

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES X NO_____

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 10,732,284 shares as of July 31, 2002.

                                  TEXXON, INC.
                 Form 10-QSB for the quarter ended June 30, 2002

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

     When used in this Quarterly Report on Form 10-QSB, "Texxon," "we," "our," and "us" refers to Texxon, Inc., a Oklahoma corporation.

                                      INDEX

Part I. Financial Information

Item 1. Financial Information

Balance Sheets at June 30, 2002 (unaudited)
     and December 31, 2001........................................................................................2
Statements of Operations (unaudited) for the
     three and six months ended June 30, 2002 and 2001 and from October 6, 1998
    (date of Inception) to June 30, 2002..........................................................................3
Statements of Change in Stockholders'
     Equity (unaudited) for the period from October 6, 1998 (date of Inception)
       to June 30, 2002 ..........................................................................................4
Statements of Cash Flows (unaudited) for the
     six months ended June 30, 2002 and 2001 and from October 6, 1998
      (date of Inception) to June 30, 2002........................................................................5
Notes to Financial Statements (unaudited) ........................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ...................................................................................8

Part II. Other Information

Item 1.     Legal Proceedings ...................................................................................10
Item 2.     Changes in Securities and Use of Proceeds ...........................................................10
Item 3.     Defaults upon Senior Securities .....................................................................10
Item 4.     Submission of Matters to a Vote of Security Holders .................................................10
Item 5.     Other Information ...................................................................................10
Item 6.     Exhibits and Reports on Form 8-K ....................................................................10

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  TEXXON, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets


                                                                   June 30,
                                                                      2002    December 31,
ASSETS                                                          (unaudited)          2001
                                                               ------------  -------------
Current Assets
    Cash                                                        $   13,129    $     2,697
    Inventory                                                        2,752          6,503
    Prepaid expenses                                                23,333        100,082
                                                               ------------  -------------

                  Total Current Assets                              39,214        109,282

Property, Plant & Equipment, net
    Manufacturing equipment                                         71,355         71,355
    Automobiles                                                     29,000         29,000
    Office equipment                                                19,684         19,684
    Accumulated depreciation                                       (16,390)        (6,804)
                                                               ------------  -------------

                                                                   103,649        113,235
Other Assets
    Deposits                                                         6,375          6,375
                                                               ------------  -------------

                                                                $  149,238    $   228,892
                                                               ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Trade payables                                              $   12,193    $    12,912
    Notes payable - shareholders                                    17,980              -
    Notes payable - other                                            5,000              -
    Accrued expenses                                               120,150              -
    Current maturities of long-term debt                             4,507              -
                                                               ------------  -------------

                    Total Current Liabilities                      159,830         12,912

    Long-term debt - note payable                                   14,776              -
                                                               ------------  -------------

                    Total Liabilities                              174,606         12,912

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; 5,000,000 shares
       authorized; none issued or outstanding                            -              -
    Common stock, $.001 par value; 45,000,000 shares
       authorized; 10,732,284 and
       10,704,784 shares issued and outstanding                     10,732         10,705
    Additional paid-in capital                                     609,443        599,845
    Deficit accumulated during the development stage              (645,543)      (394,570)
                                                               ------------  -------------

                     Total Stockholders' Equity                    (25,368)       215,980

                                                               ------------  -------------
                                                                $  149,238    $   228,892
                                                               ============  =============


See Notes to Unaudited Financial Statements.



                                  TEXXON, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
      Three and Six Months Ended June 30, 2002 and 2001and the Period From
              October 6, 1998 (Date of Inception) to June 30, 2002
                            Statements of Operations
                                   (unaudited)


                                         Three Months Ended June 30,       Six Months Ended June 30,       October 6, 1998
                                        -----------------------------   -------------------------------     (Inception) to
                                                  2002          2001             2002            2001        June 30, 2002
                                        ---------------  ------------   --------------  ---------------  ------------------

EXPENSES
Platinum and chemical purchases          $       1,242    $        -     $      4,311    $           -    $         14,876
Other operating expenses                       127,934             -          245,254                -             630,230
                                        ---------------  ------------   --------------  ---------------  ------------------

                                               129,176             -          249,565                -             645,106

OTHER INCOME (EXPENSE)
Interest expense                                (1,410)                        (1,410)                              (1,410)
Interest income                                      2             -                2                -                 975
                                        ---------------  ------------   --------------  ---------------  ------------------

    Net loss                             $     129,174    $        -     $    250,973    $           -    $        645,541
                                        ===============  ============   ==============  ===============  ==================

    Weighted average shares
     outstanding                            10,737,506     3,000,000       10,711,662        3,000,000           4,293,031
                                        ===============  ============   ==============  ===============  ==================

    (Loss) per share, basic
    and diluted                          $       (0.01)   $     0.00     $      (0.02)   $        0.00    $          (0.15)
                                        ===============  ============   ==============  ===============  ==================


See Notes to Unaudited Financial Statements.


                                  TEXXON, INC.
                         (An Exploration Stage Company)
                  Statements of Changes in Stockholders' Equity
        Period from October 6, 1998 (Date of Inception) to June 30, 2002


                                                                                                              Deficit
                                                                                                          Accumulated
                                   Preferred Stock          Common Stock        Additional       Common    During the
                                  -----------------    ----------------------      Paid-In        Stock   Development
                                  Shares     Amount         Shares     Amount      Capital   Subscribed         Stage      Total
                                  ------     ------    -----------   --------   ----------   ----------   -----------   --------
Balance at inception
  (October 6, 1998)                    -      $   -              -    $     -    $       -    $       -    $        -    $     -

Common stock issued to
  founders - January 2000              -          -      3,000,000      3,000            -       (3,000)            -          -

Balance, December 31, 2000             -          -      3,000,000      3,000            -       (3,000)            -          -

Payment on subscription                -          -              -          -            -        3,000             -      3,000

Options to non-employees -
   January                             -          -              -          -        3,500            -             -      3,500

Common stock issued to
  founders - June                      -          -      3,500,000      3,500            -            -             -      3,500

Common stock issued in
  private placement -
       July                            -          -      2,209,929      2,210      307,180            -             -    309,390
       August                          -          -        936,855        937      130,223            -             -    131,160
       September                       -          -         25,000         25       12,475            -             -     12,500
       October                         -          -          8,000          8        3,992            -             -      4,000

Common stock issued for
  consulting services - August         -          -      1,000,000      1,000      139,000            -             -    140,000

Common stock issued for
  phone system - August                -          -         25,000         25        3,475            -             -      3,500

Net loss for the year
  ended December 31, 2001              -          -              -          -            -            -      (394,570)  (394,570)

Balance, December 31, 2001             -          -     10,704,784     10,705      599,845            -      (394,570)   215,980

Common stock issued in
  private placement -
       January                         -          -          7,500          7        2,618            -             -      2,625

Common stock issued for
  consulting services - May            -          -         20,000         20        6,980            -             -      7,000

Net loss for the six months
  ended June 30, 2002                  -          -              -          -            -            -      (250,973)  (250,973)

Unaudited Balance, June 30, 2002       -      $   -    $10,732,284     10,732    $ 609,443    $       -    $ (645,543)  $(25,368)
                                  ======     ======    ===========   ========   ==========   ==========   ===========   ========

See Notes to Unaudited Financial Statements.


                                  TEXXON, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
             Six Months Ended June 30, 2002 and 2001 and the Period
            From October 6, 1998 (Date of Inception) to June 30, 2002


                                                               Six Months Ended
                                                                    June 30,        October 6, 1998
                                                              -------------------     Inception) to
                                                                  2002       2001     June 30, 2002
                                                              --------    -------   ---------------
Operating Activities:
     Net loss                                                $(250,973)    $    -    $     (645,543)
     Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation expense                                    9,586          -            16,390
         Issuance of stock and options for services                  -          -            10,500
         Changes in operating assets and liabilities:
            Inventory                                            3,751          -            (2,752)
            Prepaid expenses                                    76,749                      116,667
            Accounts payable and accrued expenses              119,431          -           132,343
                                                              --------    -------   ---------------
              Net Cash Used in Operating Activities            (34,456)         -          (372,395)
                                                              --------    -------   ---------------

Investing Activities:
     Deposits                                                        -          -            (6,375)
     Purchase of property and equipment                              -          -          (116,539)
                                                              --------    -------   ---------------
             Net Cash Used in Investing Activities                   -          -          (122,914)
                                                              --------    -------   ---------------

Financing Activities:
     Proceeds on long-term debt                                 20,000          -            20,000
     Proceeds on notes payable - shareholders                   17,980          -            17,980
     Proceeds on notes payable - other                           5,000          -             5,000
     Payments on long-term debt                                   (717)         -              (717)
     Sales of common stock                                       2,625          -           466,175
                                                              --------    -------   ---------------
             Net Cash Provided by Financing Activites           44,888          -           508,438
                                                              --------    -------   ---------------

Increase in Cash                                                10,432          -            13,129

Cash, beginning of period                                        2,697          -                 -
                                                              --------    -------   ---------------
Cash, end of period                                          $  13,129     $    -    $       13,129
                                                              ========    =======   ===============


See Notes to Unaudited Financial Statements.

                                  TEXXON, INC.
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                                  June 30, 2002


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended December 31, 2001 included in the Company's filing on Form 10.

Going Concern The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. As shown in the accompanying financial statements, the Company incurred a net loss of $645,541 during the period from October 6, 1998 (date of inception) to June 30, 2002. Management intends to provide the necessary development and operating capital through sales of its common stock and commencement of sales of the licensed product. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and commence sales of the platinum derived from the licensed product. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE  2--NOTES PAYABLE

Included in current liabilities is $17,980 in notes payable to three stockholders. The notes are unsecured and accrue interest at 10% and are due on demand. In addition, the Company has a $5,000 note payable to an individual. The note is unsecured and accrues interest at 10% and is due on demand.

NOTE  3--LONG-TERM DEBT

Long-term Debt - note payable is comprised of the following:

Note payable to a bank, interest at 7.88%, principal
   and interest payments of $489 due monthly
   through April 2005, secured by automobile          $     20,000

Principal maturities in years subsequent to March 31, 2002 are as follows:

                          Year Ending
                           March 31,
                       ------------------
                             2003              $      4,065
                             2004                     4,780
                             2005                     5,171
                             2006                     5,592
                             2007                       392
                                                 -----------

                                               $     20,000
                                                 ===========



Note 4--STOCKHOLDERS' DEFICIT

Texxon is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 10,712,284 shares were outstanding as of June 30, 2002. Texxon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding.

Voting and Preemptive Rights - Holders of shares of Common Stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. Voting rights are non-cumulative. No preemptive rights extend to common stockholders to subscribe for or to purchase any stock, obligations or other securities of Texxon.

Liquidation Rights - Upon any liquidation, dissolution or winding up of Texxon, holders of shares of Common Stock are entitled to receive pro rata all of the assets of Texxon available for distribution to shareholders after liabilities are paid and distributions are made to the holders of Texxon's Preferred Stock. Preferred stock preferences, if any, will be fixed by the Company's board of directors at the time of issuance.

Common Stock Transactions - The Company issued 3,000,000 shares of its common stock at par value to its founders in exchange for subscriptions during 2000. During 2001, the subscriptions were paid in full in cash. In addition, the Company issued 3,500,000 shares of its common stock at par value to its founders on June 1, 2001.

On August 22, 2001, the Company completed a private offering of common stock, resulting in the issuance of 3,146,784 shares for $440,450 ($.14/share). On August 28, 2001, the Company issued 1,000,000 shares, valued at $140,000 ($.14/share) to consultants in exchange for services. In September and October 2001, the Company initiated a private offering of common stock and issued 33,000 shares for $16,500 ($.50/share). In January 2002, the Company initiated a private offering of common stock and issued 7,500 shares for $2,625 ($.35/share).

Stock Options - On August 28, 2001, the Company adopted a stock option plan (the "Plan"). Under the Plan, incentive stock options (ISOs) may be granted to the Company's officers, key employees and key advisors for the purchase of up to 3,000,000 shares of the Company's common stock. Scheduled vesting is at the discretion of the Plan's committee, and expiration dates for the grants may extend up to ten years from grant date. The exercise prices of the ISOs shall be not less than 100%, of the fair market value of the Company's common stock at grant date.

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

In May 2002, the Company issued 20,000 shares of restricted common stock valued at $7,000 to a consultant for services and has appropriately recorded an expense for a like amount.

Under the provisions of SFAS 123, the Company recognizes as a cost or expense, the fair value of stock awards and options to non-employees at the date of grant. Accordingly, the Company recognized expense of $3,500 associated with the grants during 2001.

Using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001: 500% volatility, expected life of the options of five years, zero dividend yield, and risk-free interest rate of 5.50%, the weighted average grant date fair value of options granted during 2001, all of whose exercise prices equaled or exceeded market value of the stock at date of grant is $3,500, and the weighted average remaining contractual life for all options was approximately ten years. At December 31, 2001, no options were exercisable, no options were canceled, 3,500,000 options were outstanding, and there were 3,000,000 options available for grant.

Results of Operations

     For the three and six month periods ended June 30, 2002, we had no revenues as we were still in the exploration stage. For the three and six month periods ended June 30, 2001 we had no operations and incurred no expenses.

     Other operating expenses increased approximately 100% for the three months ended June 30, 2002 to $127,934 from $0 in the three months ended June 30, 2001. Our SG&A expenses for the three months ended June 30, 2002 included $35,000 in consulting expenses related to the amortization of a prepaid consulting agreement, $12,821 in rent expense for our pilot plant located in Chandler, Arizona, $60,000 in accrued, unpaid compensation to our officers, and $7,000 in non cash expenses related to a consulting agreement. We believe our SG&A expenses will continue to increase during the balance of fiscal 2002 as compared to fiscal 2001.

     Other operating expenses increased approximately 100% for the six months ended June 30, 2002 to $245,254 from $0 in the six months ended June 30, 2001. Our SG&A expenses for the six months ended June 30, 2002 included $70,000 in consulting expenses related to the amortization of a prepaid consulting agreement, $24,617 in rent expense for our pilot plant located in Chandler, Arizona, $120,000 in accrued, unpaid compensation to our officers, $7,000 in non cash expenses related to a consulting agreement, $9,600 in depreciation expense, $9,300 in professional fees. The balance of selling, general and administrative expenses relates to the operation of our pilot plant. We believe our SG&A expenses will continue to increase during the balance of fiscal 2002 as compared to fiscal 2001.

     Our net loss for the three months ended June 30, 2002 was $129,174 or $.01 per share as compared to a net loss of $0 for the three months ended June 30, 2001. The increase in the net loss is attributable to the increase in operations in that we were inactive during the three months ended June 30, 2001. Our net loss for the six months ended June 30, 2002 was $250,973 or $.02 per share as compared to a net loss of $0 for the six months ended June 30, 2001. The increase in the net loss is attributable to the increase in operations in that we were inactive during the six months ended June 30, 2001. We expect to continue to incur losses until we commence the operation of our production plant. We expect to incur losses during the operation of our pilot plant. There is no assurance that we will be able to develop commercially viable products or to generate net revenue from the sale of our products, or to achieve or maintain profitable operations.

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

Liquidity and Capital Resources

     At June 30, 2002, we had working capital deficit of $120,616 compared to working capital of $96,370 at December 31, 2001. Net cash used in operating activities for the six months ended June 30, 2002 was $34,456 as compared to $0 during the six months ended June 30, 2001. Net cash used in operating activities from inception (October 6, 1998) to June 30, 2002 was $372,395. Net cash provided by financing activities for the six months ended June 30, 2002 was $44,888 and included $20,000 in proceeds from a long-term loan and $2,625 in proceeds from the sale of our common stock and $22,980 in borrowings from our shareholders and an individual compared to $0 during the six months ended June 30, 2001. Net cash provided by financing activities from inception (October 6, 1998) to June 30, 2002 was $508,438 and included $20,000 in proceeds from a long-term loan and $466,175 in proceeds from the sale of our common stock and $22,980 in borrowings from our shareholders and an individual.

     We have incurred cumulative losses from inception (October 6, 1998) through June 30, 2002. At June 30, 2002 we have an accumulated deficit of $645,543, and the report from of our independent auditor on our audited financial statements at December 31, 2001 contained a going concern qualification. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. We will need additional working capital to expand our operations and otherwise attempt to achieve profitability. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

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

                                     Texxon, Inc.
                                     (Registrant)

                                     /s/ Gifford Mabie, III
                                     --------------------------------
                                     Gifford Mabie III, President and CEO


Dated:   August 14, 2002