Form 10QSB/A
period 2002-06-30
TEXXON INC
filed 2002-11-01
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                     Amended

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 11,017,998 shares as of October 1, 2002.

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

         When used in this Quarterly Report on Form 10-QSB, "Texxon," "we," "our," and "us" refers to Texxon, Inc., a Oklahoma corporation.

                                      INDEX


Part I.  Financial Information
------------------------------
Item 1.  Financial Information

    Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001........................................2

    Statements of Operations (unaudited) for the three and six months ended June 30, 2002 and 2001 and from October 6, 1998 (date of Inception) to June 30, 2002............................................3

    Statements of Change in Stockholders' Equity (unaudited) for the period from
    October 6, 1998 (date of Inception) to June 30, 2002 ....................................................4

    Statements of Cash Flows (unaudited) for the six months ended June 30, 2002 and 2001 and from October 6, 1998 (date of Inception) to June 30, 2002............................................5

    Notes to Financial Statements (unaudited) ...............................................................6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..........................................................................8


Part II. Other Information
--------------------------
Item 1.  Legal Proceedings ..................................................................................10
Item 2.  Changes in Securities and Use of Proceeds ..........................................................10
Item 3.  Defaults upon Senior Securities ....................................................................10
Item 4.  Submission of Matters to a Vote of Security Holders ................................................10
Item 5.  Other Information ..................................................................................10
Item 6.  Exhibits and Reports on Form 8-K ...................................................................10


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  TEXXON, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets


                                                             June 30,
                                                                 2002       December 31,
ASSETS                                                    (unaudited)               2001
                                                          ------------     --------------
Current Assets
     Cash                                                 $    13,129       $      2,697
     Inventory                                                  2,752              6,503
     Prepaid expenses                                          23,333            100,082
                                                          ------------     --------------

                         Total Current Assets                  39,214            109,282

Property, Plant & Equipment, net
     Manufacturing equipment                                   71,355             71,355
     Automobiles                                               29,000             29,000
     Office equipment                                          19,684             19,684
     Accumulated depreciation                                (16,390)            (6,804)
                                                          ------------     --------------

                                                              103,649            113,235
Other Assets
     Deposits                                                   6,375              6,375
                                                          ------------     --------------

                                                          $   149,238       $    228,892
                                                          ============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade payables                                       $    12,191       $     12,912
     Notes payable - shareholders                              17,980                  -
     Notes payable - other                                      5,000                  -
     Accrued expenses                                         120,150                  -
     Current maturities of long-term debt                       4,507                  -
                                                          ------------     --------------

                         Total Current Liabilities            159,828             12,912

     Long-term debt - note payable                             14,776                  -
                                                          ------------     --------------

                         Total Liabilities                    174,604             12,912

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value; 5,000,000 shares
        authorized; none issued or outstanding                      -                  -
     Common stock, $.001 par value; 45,000,000 shares
        authorized; 10,732,284 and 10,704,784
        shares issued and outstanding                          10,732             10,705
     Additional paid-in capital                               609,443            599,845
     Deficit accumulated during the exploration stage       (645,541)          (394,570)
                                                          ------------     --------------

                         Total Stockholders' Equity          (25,366)            215,980

                                                          ------------     --------------
                                                          $   149,238       $    228,892

                                                          ============     ==============

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
                                   (unaudited)



                                     Three Months Ended                   Six Months Ended
                                        June 30, 2002                      June 30, 2002            October 6, 1998
                                 ---------------------------         ---------------------------      Inception) to
                                    2002              2001              2002              2001        June 30, 2002
                                 ----------------------------------------------------------------------------------

EXPENSES
Platinum and chemical
purchases                        $    1,242        $       -         $    4,311        $       -        $    14,876
Other operating expenses            127,932                -            245,252                -            630,228
                                 ----------        ---------         ----------        ---------        -----------

                                    129,174                -            249,563                -            645,104

OTHER INCOME (EXPENSE)
Interest expense                    (1,410)                             (1,410)                             (1,410)
Interest income                           2                -                  2                -                975
                                 ----------        ---------         ----------        ---------        -----------

Net loss                         $  129,172        $       -         $  250,971        $       -        $   645,539
                                 ==========        =========         ==========        =========        ===========

Weighted average shares
outstanding                      10,737,506        3,000,000         10,711,662        3,000,000          1,803,979
                                 ==========        =========         ==========        =========        ===========

(Loss) per share, basic and
diluted                          $   (0.01)        $    0.00         $   (0.02)        $    0.00        $    (0.36)
                                 ==========        =========         ==========        =========        ===========




See Notes to Unaudited Financial Statements.




                                  TEXXON, INC.
                         (An Exploration Stage Company)
                  Statements of Changes in Stockholders' Equity
        Period from October 6, 1998 (Date of Inception) to June 30, 2002


                                                                                                              Deficit
                                                                                                          Accumulated
                                   Preferred Stock          Common Stock        Additional       Common    During the
                                  -----------------    ----------------------      Paid-In        Stock   Development
                                  Shares     Amount         Shares     Amount      Capital   Subscribed         Stage      Total
                                  ------     ------    -----------   --------   ----------   ----------   -----------   --------
Balance at inception
  (October 6, 1998)                    -      $   -              -    $     -    $       -    $       -    $        -    $     -

Common stock issued to
  founders - January 2000              -          -      3,000,000      3,000            -       (3,000)            -          -
                                  ------     ------    -----------   --------   ----------   ----------   -----------   --------
Balance, December 31, 2000             -          -      3,000,000      3,000            -       (3,000)            -          -

Payment on subscription                -          -              -          -            -        3,000             -      3,000

Options to non-employees -
   January                             -          -              -          -        3,500            -             -      3,500

Common stock issued to
  founders - June                      -          -      3,500,000      3,500            -            -             -      3,500

Common stock issued in
  private placement -
       July                            -          -      2,209,929      2,210      307,180            -             -    309,390
       August                          -          -        936,855        937      130,223            -             -    131,160
       September                       -          -         25,000         25       12,475            -             -     12,500
       October                         -          -          8,000          8        3,992            -             -      4,000

Common stock issued for
  consulting services - August         -          -      1,000,000      1,000      139,000            -             -    140,000

Common stock issued for
  phone system - August                -          -         25,000         25        3,475            -             -      3,500

Net loss for the year
  ended December 31, 2001              -          -              -          -            -            -      (394,570)  (394,570)
                                  ------     ------    -----------   --------   ----------   ----------   -----------   --------
Balance, December 31, 2001             -          -     10,704,784     10,705      599,845            -      (394,570)   215,980

Common stock issued in
  private placement -
       January                         -          -          7,500          7        2,618            -             -      2,625

Common stock issued for
  consulting services - May            -          -         20,000         20        6,980            -             -      7,000

Net loss for the six months
  ended June 30, 2002                  -          -              -          -            -            -      (250,971)  (250,971)
                                  ------     ------    -----------   --------   ----------   ----------   -----------   --------
Unaudited Balance, June 30, 2002       -      $   -    $10,732,284     10,732    $ 609,443    $       -    $ (645,541)  $(25,366)
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


                                                               Six Months Ended
                                                                    June 30,        October 6, 1998
                                                              -------------------     Inception) to
                                                                  2002       2001     June 30, 2002
                                                              --------    -------   ---------------
Operating Activities:
     Net loss                                                $(250,971)    $    -    $     (645,541)
     Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation expense                                    9,586          -            16,390
         Issuance of stock and options for services                  -          -            10,500
         Changes in operating assets and liabilities:
            Inventory                                            3,751          -            (2,752)
            Prepaid expenses                                    76,749                      116,667
            Accounts payable and accrued expenses              119,429          -           132,341
                                                              --------    -------   ---------------
              Net Cash Used in Operating Activities            (34,456)         -          (372,395)
                                                              --------    -------   ---------------

Investing Activities:
     Deposits                                                        -          -            (6,375)
     Purchase of property and equipment                              -          -          (116,539)
                                                              --------    -------   ---------------
             Net Cash Used in Investing Activities                   -          -          (122,914)
                                                              --------    -------   ---------------

Financing Activities:
     Proceeds on long-term debt                                 20,000          -            20,000
     Proceeds on notes payable - shareholders                   17,980          -            17,980
     Proceeds on notes payable - other                           5,000          -             5,000
     Payments on long-term debt                                   (717)         -              (717)
     Sales of common stock                                       2,625          -           466,175
                                                              --------    -------   ---------------
             Net Cash Provided by Financing Activites           44,888          -           508,438
                                                              --------    -------   ---------------

Increase in Cash                                                10,432          -            13,129

Cash, beginning of period                                        2,697          -                 -
                                                              --------    -------   ---------------
Cash, end of period                                          $  13,129     $    -    $       13,129
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

Inventory Inventory consists of unprocessed platinum on hand which is used in the production process and is stated at the lower of cost (using the first-in, first-out method) or market. Finished platinum inventory produced as a result of the extraction process and held for resale is classified as a current asset and is stated at the lower of cost (using the first-in, first-out method) or market. At June 30, 2002, there was no finished platinum inventory.

NOTE  2--ACCRUED EXPENSES

Included in accrued expenses at June 30, 2002, is $120,000 in accrued wages owed to the Company's President and Vice-President.

NOTE  3--NOTES PAYABLE

Included in current liabilities is $17,980 in notes payable to two stockholders. The notes are unsecured and accrue interest at 10% and are due on demand. In addition, the Company has a $5,000 note payable to an individual. The note is unsecured and accrues interest at 10% and is due on demand.

NOTE  4--LONG-TERM DEBT

Long-term Debt - note payable is comprised of the following:

Note payable to a bank, interest at 7.88%, principal
   and interest payments of $489 due monthly
   through April 2005, secured by automobile          $     19,283

Less Current Portion                                         4,507
                                                      ------------
                                                            14,776

Principal maturities in years subsequent to March 31, 2002 are as follows:

                          Year Ending
                           March 31,
                       ------------------
                             2003              $      4,507
                             2004                     4,875
                             2005                     5,731
                             2006                     4,170
                             2007                         -
                                                 -----------

                                               $     19,283
                                                 ===========

Note 5--JOINT VENTURE AGREEMENT

On February 22, 2001, the Company signed a Joint-Venture Agreement ("Joint Venture") calling for PGM Corporation ("PGM"), whose principal owners include Twiford, to construct and operate a pilot plant as a model of a larger production facility planned by the Company.

Early in the Joint Venture, the parties to the agreement ceased formal attempts at compliance with its terms. On February 22, 2002, the agreement expired. The following is a reconciliation of the costs incurred through February 22, 2002 included in the June 30, 2002 financial statements as compared to the original $1,000,000 estimate.



                                                  Incurred During          Incurred from
                                                   the Six Months              Inception
                                    Original                Ended      February 22, 2001
           Item                     Estimate        June 30, 2002          June 30, 2002      Difference

Included in the balance sheets:
Equipment                          $  142,000    $               -    $            66,060    $     75,940
Laboratory Equipment                   53,000                    -                 53,979           (979)
                                    ---------     ----------------     ------------------     -----------

         Sub-total                    195,000                    -                120,039          74,961
                                    ---------     ----------------     ------------------     -----------

Included in the statements of operations:
Operating Supplies                     85,000                    -                 11,125          73,875
Consulting & Labor                    420,000               40,000                311,639         108,361
Other Costs                           300,000               19,191                140,175         159,825
                                   ----------     ----------------     ------------------     -----------

         Sub-total                    805,000               59,191                462,939         342,061
                                   ----------     ----------------     ------------------     -----------

           Total                  $ 1,000,000    $          59,191    $           582,978    $    417,022
                                   ==========     ================     ==================     ===========



The equipment is recorded on the balance sheet as fixed assets. The other costs incurred are included in cost of sales and operating expenses on the statements of operations.

Note 6--STOCKHOLDERS' DEFICIT

Texxon is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 10,732,284 shares were outstanding as of June 30, 2002. Texxon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding.

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

On August 22, 2001, the Company completed a private offering of common stock, resulting in the issuance of 3,146,784 shares for $440,050 ($0.14/share). On August 28, 2001, the Company issued 1,000,000 shares, valued at $140,000 ($0.14/share) to Dean Guise in exchange for general business and consulting services. The term of the agreement was for 1 year. The shares were valued at $0.14 based on the recent private placement of the company's stock at the same $0.14 a share. In September and October 2001, the Company initiated a private offering of common stock and issued 33,000 shares for $16,500 ($0.50/share). In January 2002, the Company initiated a private offering of common stock and issued 7,500 shares for $2,625 ($0.35/share).

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

In May 2002, the Company issued 20,000 shares of restricted common stock valued at $7,000 to Dr. Mick Bjelopavlic for consulting services related to the chemical reactions and enhancements to the recovery process. The Term of the agreement is for 1 year. The shares were valued at $0.35 per share based on the recent sale of stock to an existing shareholder at the same $0.35 per share. The company has appropriately recorded an expense for a like amount.

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

         Selling, general and administrative expenses increased approximately 100% for the three months ended June 30, 2002 to $127,932 from $0 in the three months ended June 30, 2001. Our SG&A expenses for the three months ended June 30, 2002 included $35,000 in consulting expenses related to the amortization of a prepaid consulting agreement, $12,821 in rent expense for our pilot plant located in Chandler, Arizona, $60,000 in accrued, unpaid compensation to our officers, and $7,000 in non cash expenses related to a consulting agreement with Dr. Mick Bjelopavlic. We believe our SG&A expenses will continue to increase during the balance of fiscal 2002 as compared to fiscal 2001.

         Selling, general and administrative expenses increased approximately 100% for the six months ended June 30, 2002 to $245,252 from $0 in the six months ended June 30, 2001. Our SG&A expenses for the six months ended June 30, 2002 included $70,000 in consulting expenses related to the amortization of a prepaid consulting agreement with Dean Guise, $24,617 in rent expense for our pilot plant located in Chandler, Arizona, $120,000 in accrued, unpaid compensation to our officers, $7,000 in non cash expenses related to a consulting agreement with Dr. Mick Bjelopavlic, $9,600 in depreciation expense, $9,300 in professional fees include audit fees of $7,759 payable to our auditors, Rodefer Moss, and $1,541 in payments due to our accountant. The balance of selling, general and administrative expenses relates to the operation of our pilot plant. We believe our SG&A expenses will continue to increase during the balance of fiscal 2002 as compared to fiscal 2001.

                  Our net loss for the three months ended June 30, 2002 was $129,172 or $0.01 per share as compared to a net loss of $0 for the three months ended June 30, 2001. The increase in the net loss is attributable to the increase in operations in that we were inactive during the three months ended June 30, 2001. Our net loss for the six months ended June 30, 2002 was $250,971 or $0.02 per share as compared to a net loss of $0 for the six months ended June 30, 2001. The increase in the net loss is attributable to the increase in operations in that we were inactive during the six months ended June 30, 2001. We expect to continue to incur losses until we commence the operation of our production plant. We expect to incur losses during the operation of our pilot plant. There is no assurance that we will be able to develop commercially viable products or to generate net revenue from the sale of our products, or to achieve or maintain profitable operations.

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

Liquidity and Capital Resources

         At June 30, 2002, we had working capital deficit of $120,614 compared to working capital of $96,370 at December 31, 2001. Net cash used in operating activities for the six months ended June 30, 2002 was $34,456 as compared to $0 during the six months ended June 30, 2001. Net cash used in operating activities from inception (October 6, 1998) to June 30, 2002 was $372,395. Net cash provided by financing activities for the six months ended June 30, 2002 was $44,888 and included $20,000 in proceeds from a long-term loan and $2,625 in proceeds from the sale of our common stock and $22,980 in borrowings from our shareholders and an individual compared to $0 during the six months ended June 30, 2001. Net cash provided by financing activities from inception (October 6, 1998) to June 30, 2002 was $508,438 and included $20,000 in proceeds from a long-term loan and $466,175 in proceeds from the sale of our common stock and $22,980 in borrowings from our shareholders and an individual.

         We have incurred cumulative losses from inception (October 6, 1998) through June 30, 2002. At June 30, 2002 we have an accumulated deficit of $645,541, and the report from of our independent auditor on our audited financial statements at December 31, 2001 contained a going concern modification. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. We will need additional working capital to expand our operations and otherwise attempt to achieve profitability. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of  Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

         Exhibit 6.9 - Consulting Agreement with Mick Bjelopavlic

         (b) Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                  Texxon, Inc.
                                  (Registrant)



                                  ------------------------------------
                                  /s/ Gifford Mabie, III
                                  Gifford Mabie III, President and CEO


Dated:   November 1, 2002