Form 10QSB
period 2002-09-30
TEXXON INC
filed 2002-11-13
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 11,017,998 shares as of November 5, 2002.

                                  TEXXON, INC.
              Form 10-QSB for the quarter ended September 30, 2002

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

         When used in this Quarterly Report on Form 10-QSB, "Texxon," "we," "our," and "us" refers to Texxon, Inc., an Oklahoma corporation.

                                      INDEX

Part I.     Financial Information

Item 1.  Financial Information

Balance Sheets at September 30, 2002 (unaudited)
  and December 31, 2001........................................................................................2
Statements of Operations (unaudited) for the
  three and nine months ended September 30, 2002 and 2001 and from October 6, 1998
  (date of Inception) to September 30, 2002....................................................................3
Statements of Change in Stockholders'
  Deficit (unaudited) for the period from October 6, 1998 (date of Inception)
  to September 30, 2002 .......................................................................................4
Statements of Cash Flows (unaudited) for the
  nine months ended September 30, 2002 and 2001 and from October 6, 1998
  (date of Inception) to September 30, 2002....................................................................5
Notes to Financial Statements (unaudited) .....................................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...........................................................................8

Part II.     Other Information

Item 1.  Legal Proceedings ....................................................................................10
Item 2.  Changes in Securities and Use of Proceeds ............................................................10
Item 3.  Defaults upon Senior Securities ......................................................................10
Item 4.  Submission of Matters to a Vote of Security Holders ..................................................10
Item 5.  Other Information ....................................................................................10
Item 6.  Exhibits and Reports on Form 8-K .....................................................................10


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                  TEXXON, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets


                                                             September 30,
                                                                     2002       December 31,
ASSETS                                                         (unaudited)             2001
                                                             -------------     -------------
Current Assets
     Cash                                                      $   13,798         $   2,697
     Inventory                                                      4,054             6,503
     Prepaid expenses                                                   -           100,082
                                                             -------------     -------------

                 Total Current Assets                              17,852           109,282

Property, Plant & Equipment, net
     Manufacturing equipment                                       73,604            71,355
     Automobiles                                                   29,000            29,000
     Office equipment                                              19,684            19,684
     Accumulated depreciation                                     (21,215)           (6,804)
                                                             -------------     -------------

                                                                  101,073           113,235
Other Assets
     Deposits                                                       6,375             6,375
                                                             -------------     -------------

                                                               $  125,300        $  228,892
                                                             =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade payables                                            $    9,083        $   12,912
     Notes payable - shareholders                                  42,023                 -
     Accrued expenses                                             180,782                 -
     Current maturities of long-term debt                           4,596                 -
                                                             -------------     -------------

                 Total Current Liabilities                        236,484            12,912

     Long-term debt - note payable                                 13,593                 -
                                                             -------------     -------------

                 Total Liabilities                                250,077            12,912

STOCKHOLDERS' DEFICIT
     Preferred stock, $.001 par value; 5,000,000 shares
        authorized; none issued or outstanding                          -                 -
     Common stock, $.001 par value; 45,000,000 shares
        authorized; 11,017,998 and
        10,704,784 shares issued and outstanding                   11,018            10,705
     Additional paid-in capital                                   649,157           599,845
     Deficit accumulated during the exploration stage            (784,952)         (394,570)
                                                             -------------     -------------

                 Total Stockholders' Deficit                     (124,777)          215,980

                                                             -------------     -------------
                                                               $  125,300        $  228,892

                                                             =============     =============
See Notes to Unaudited Financial Statements.




                                  TEXXON, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
             Three and Nine Months Ended September 30, 2002 and 2001
 and the Period From October 6, 1998 (Date of Inception) to September 30, 2002
                            Statements of Operations
                                   (unaudited)


                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,              October 6, 1998
                                                                                                          (Inception) to
                                              2002           2001          2002           2001        September 30, 2002
                                          -------------   -----------   -----------    -----------    ------------------

EXPENSES
Platinum and chemical purchases             $   15,671     $       -     $  19,982      $       -           $    30,549
Other operating expenses                       122,535             -       367,787              -               752,765
                                          -------------   -----------   -----------    -----------    ------------------

                                               138,206             -       387,769              -               783,314

OTHER INCOME (EXPENSE)
Interest expense                               (1,205)                     (2,615)                              (2,615)
Interest income                                      2             -             2              -                   977
                                          -------------   -----------   -----------    -----------    ------------------

         Net loss                           $  139,409     $       -     $ 390,382      $       -           $   784,952
                                          =============   ===========   ===========    ===========    ==================

         Weighted average shares

         outstanding                        10,744,843     3,000,000    10,726,247      3,000,000             6,429,959
                                          =============   ===========   ===========    ===========    ==================

         (Loss) per share, basic

         and diluted                        $   (0.01)     $    0.00     $  (0.04)      $    0.00           $    (0.12)
                                          =============   ===========   ===========    ===========    ==================



See Notes to Unaudited Financial Statements.




                                  TEXXON, INC.
                         (An Exploration Stage Company)
                  Statements of Changes in Stockholders' Deficit
        Period from October 6, 1998 (Date of Inception) to September 30, 2002


                                                                                                              Deficit
                                                                                                          Accumulated
                                   Preferred Stock          Common Stock        Additional       Common    During the
                                  -----------------    ----------------------      Paid-In        Stock   Exploration
                                  Shares     Amount         Shares     Amount      Capital   Subscribed         Stage      Total
                                  ------     ------    -----------   --------   ----------   ----------   -----------   --------
Balance at inception
  (October 6, 1998)                    -      $   -              -    $     -    $       -    $       -    $        -    $     -

Common stock issued to
  founders - January 2000              -          -      3,000,000      3,000            -       (3,000)            -          -
                                  ------     ------    -----------   --------   ----------   ----------   -----------   --------
Balance, December 31, 2000             -          -      3,000,000      3,000            -       (3,000)            -          -

Payment on subscription                -          -              -          -            -        3,000             -      3,000

Options to non-employees -
   January                             -          -              -          -        3,500            -             -      3,500

Common stock issued to
  founders - June                      -          -      3,500,000      3,500            -            -             -      3,500

Common stock issued in
  private placement -
       July                            -          -      2,209,929      2,210      307,180            -             -    309,390
       August                          -          -        936,855        937      130,223            -             -    131,160
       September                       -          -         25,000         25       12,475            -             -     12,500
       October                         -          -          8,000          8        3,992            -             -      4,000

Common stock issued for
  consulting services - August         -          -      1,000,000      1,000      139,000            -             -    140,000

Common stock issued for
  phone system - August                -          -         25,000         25        3,475            -             -      3,500

Net loss for the year
  ended December 31, 2001              -          -              -          -            -            -      (394,570)  (394,570)
                                  ------     ------    -----------   --------   ----------   ----------   -----------   --------
Balance, December 31, 2001             -          -     10,704,784     10,705      599,845            -      (394,570)   215,980

Common stock issued in
  private placement -
       January                         -          -          7,500          7        2,618            -             -      2,625

Common stock issued for
  consulting services - May            -          -         20,000         20        6,980            -             -      7,000

Common stock issued in
  private placement - Sept.            -          -        285,714        286       39,714            -             -     40,000

Net loss for the six months
  ended June 30, 2002                  -          -              -          -            -            -      (390,382)  (390,382)
                                  ------     ------    -----------   --------   ----------   ----------   -----------   --------
Unaudited Balance, Sept. 30, 2002      -      $   -    $11,017,998     11,018    $ 649,157    $       -    $ (784,952) $(124,777)
                                  ======     ======    ===========   ========   ==========   ==========   ===========   ========

See Notes to Unaudited Financial Statements.


                                  TEXXON, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001
                  and the Period From October 6, 1998 (Date of
                        Inception) to September 30, 2002


                                                                    Nine Months Ended
                                                                      September 30,               October 6, 1998
                                                                                                   (Inception) to
                                                                     2002             2001     September 30, 2002
                                                              ------------    -------------    -------------------
Operating Activities:
     Net loss                                                 $  (390,382)     $         -           $   (784,952)
     Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation expense                                       14,411                -                 21,215
        Issuance of stock and options for services                  7,000                -                 10,500
        Changes in operating assets and liabilities:
           Inventory                                                2,449                -                 (4,054)
           Prepaid expenses                                       100,082                                 140,000
           Accounts payable and accrued expenses                  176,953                -                189,865
                                                              ------------    -------------    -------------------

             Net Cash Used in Operating Activities                (89,487)               -               (427,426)
                                                              ------------    -------------    -------------------

Investing Activities:
     Deposits                                                           -                -                 (6,375)
     Purchase of property and equipment                            (2,249)               -               (118,788)
                                                              ------------    -------------    -------------------

            Net Cash Used in Investing Activities                  (2,249)               -               (125,163)
                                                              ------------    -------------    -------------------

Financing Activities:
     Proceeds on long-term debt                                    20,000                -                 20,000
     Proceeds on notes payable - shareholders                      42,023                -                 42,023
     Payments on long-term debt                                    (1,811)               -                 (1,811)
     Sales of common stock                                         42,625                -                506,175
                                                              ------------    -------------    -------------------

            Net Cash Provided by Financing Activities             102,837                -                566,387
                                                              ------------    -------------    -------------------

Increase in Cash                                                   11,101                -                 13,798

Cash, beginning of period                                           2,697                -                      -
                                                              ------------    -------------    -------------------

Cash, end of period                                           $    13,798      $         -           $     13,798
                                                              ============    =============    ===================


See Notes to Unaudited Financial Statements.

                                  TEXXON, INC.
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                               September 30, 2002


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended December 31, 2001 included in the Company's filing on Form 10.

Going Concern The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early exploration stage and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. As shown in the accompanying financial statements, the Company incurred a net loss of $784,952 during the period from October 6, 1998 (date of inception) to September 30, 2002. Management intends to provide the necessary development and operating capital through sales of its common stock and commencement of sales of the platinum derived from the licensed product. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and commencement of sales of the platinum derived from the licensed product. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Inventory Inventory consists of unprocessed platinum on hand which is used in the production process and is stated at the lower of cost (using the first-in, first-out method) or market. Finished platinum inventory produced as a result of the extraction process and held for resale is classified as a current asset and is stated at the lower of cost (using the first-in, first-out method) or market. At September 30, 2002, there was no finished platinum inventory.

NOTE  2--ACCRUED EXPENSES

Included in accrued expenses at September 30, 2002, is $180,000 in accrued wages owed to the Company's President and Vice-President.

NOTE  3--NOTES PAYABLE

Included  in  current   liabilities   is  $42,023  in  notes  payable  to  three
stockholders. The notes are unsecured, accrue interest at 10% and are due on demand.

NOTE  4--LONG-TERM DEBT

Long-term Debt - note  payable  is  comprised  of the  following:  Note payable to a bank, interest at 7.88%, principal and interest payments of $489 due monthly through April 2005, secured by automobile $18,189

Principal maturities in years subsequent to September 30, 2002 as are follows:

       Year Ending
      September 30,
           2003               $    4,596
           2004                    4,972
           2005                    5,377
           2006                    3,244
                              ------------
                              $   18,189
                              ============


Note 5--JOINT VENTURE AGREEMENT

On February 22, 2001, the Company signed a Joint-Venture Agreement ("Joint Venture") calling for PGM Corporation ("PGM"), whose principal owners include Twiford, to construct and operate a pilot plant as a model of a larger production facility planned by the Company.

Early in the Joint Venture, the parties to the agreement ceased formal attempts at compliance with its terms. On February 22, 2002, the agreement expired. The following is a reconciliation of the costs incurred through February 22, 2002 included in the September 30, 2002 financial statements as compared to the original $1,000,000 estimate.




                                                     Incurred During             Incurred from
                                                     the Nine Months               Inception
                                  Original                Ended                February 22, 2001
           Item                   Estimate         September 30, 2002         September 30, 2002        Difference

Included in the balance sheets:
Equipment                     $      142,000   $                      0   $                 66,060   $       75,940
Laboratory Equipment                  53,000                          0                     53,979            (979)
                                 ------------     ----------------------     ----------------------     ------------

         Sub-total                   195,000                          0                    120,039           74,961
                                 ------------     ----------------------     ----------------------     ------------

Included in the statements of operations:
Operating Supplies                    85,000                          0                     11,125           73,875
Consulting & Labor                   420,000                     40,000                    311,639          108,361
Other Costs                          300,000                     19,191                    140,175          159,825
                                 ------------     ----------------------     ----------------------     ------------

         Sub-total                   805,000                     59,191                    462,939          342,061
                                 ------------     ----------------------     ----------------------     ------------

           Total              $    1,000,000   $                 59,191   $                582,978   $      417,022
                                 ============     ======================     ======================     ============



The equipment is recorded on the balance sheet as fixed assets. The other costs incurred are included in cost of sales and operating expenses on the statements of operations.

Note 6--STOCKHOLDERS' DEFICIT

Texxon is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 11,017,998 shares were outstanding as of September
30,  2002.  Texxon is also  authorized  to issue  5,000,000  Shares of Preferred
Stock, par value $0.001 per share, of which there are no shares presently outstanding.

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

On August 22, 2001, the Company completed a private offering of common stock, resulting in the issuance of 3,146,784 shares for $440,550 ($0.14/share). On August 28, 2001, the Company issued 1,000,000 shares, valued at $140,000 ($0.14/share) to Dean Guise in exchange for general business and consulting services. The term of the agreement was for 1 year. The shares were valued at $0.14 based on the recent private placement of the company's stock at the same $0.14 a share. In September and October 2001, the Company initiated a private offering of common stock and issued 33,000 shares for $16,500 ($0.50/share). In January 2002, the Company initiated a private offering of common stock and issued 7,500 shares for $2,625 ($0.35/share).

On September 22, 2002, the Company completed a private offering of common stock, resulting in the issuance of 285,714 shares for $40,000 ($0.14/share).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     For the three and nine month periods ended September 30, 2002, we had no revenues as we were still in the exploration stage. For the three and nine month periods ended September 30, 2001 we had no operations and incurred no expenses.

     Selling, general and administrative expenses increased approximately 100% for the three months ended September 30, 2002 to $122,535 from $0 in the three months ended September 30, 2001. Our SG&A expenses for the three months ended September 30, 2002 included $23,333 in consulting expenses related to the amortization of a prepaid consulting agreement, $12,240 in rent expense for our pilot plant located in Chandler, Arizona, and $60,000 in accrued, unpaid compensation to our officers. We believe our SG&A expenses will continue to increase during the balance of fiscal 2002 as compared to fiscal 2001.

     Selling, general and administrative expenses increased approximately 100% for the nine months ended September 30, 2002 to $367,787 from $0 in the nine months ended September 30, 2001. Our SG&A expenses for the nine months ended September 30, 2002 included $93,333 in consulting expenses related to the amortization of a prepaid consulting agreement with Dean Guise, $36,857 in rent expense for our pilot plant located in Chandler, Arizona, $180,000 in accrued, unpaid compensation to our officers, $7,000 in non cash expenses related to a consulting agreement with Dr. Mick Bjelopavlic, $14,411 in depreciation expense, $9,300 in professional fees include audit fees of $7,759 payable to our auditors, Rodefer Moss, and $1,541 in payments due to our accountant. The balance of selling, general and administrative expenses relates to the operation of our pilot plant. We believe our SG&A expenses will continue to increase during the balance of fiscal 2002 as compared to fiscal 2001.

     Our net loss for the three months ended September 30, 2002 was $139,409 or $0.01 per share as compared to a net loss of $0 for the three months ended September 30, 2001. The increase in the net loss is attributable to the increase in operations in that we were inactive during the three months ended September 30, 2001. Our net loss for the nine months ended September 30, 2002 was $390,382 or $0.04 per share as compared to a net loss of $0 for the nine months ended September 30, 2001. The increase in the net loss is attributable to the increase in operations in that we were inactive during the nine months ended September 30, 2001. We expect to continue to incur losses until we commence the operation of our production plant. We expect to incur losses during the operation of our pilot plant. There is no assurance that we will be able to develop commercially viable products or to generate net revenue from the sale of our products, or to achieve or maintain profitable operations.

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

Liquidity and Capital Resources

     At September 30, 2002, we had working capital deficit of $218,632 compared to working capital of $96,370 at December 31, 2001. Net cash used in operating activities for the nine months ended September 30, 2002 was $89,487 as compared to $0 during the nine months ended September 30, 2001. Net cash used in operating activities from inception (October 6, 1998) to September 30, 2002 was $427,426. Net cash provided by financing activities for the nine months ended September 30, 2002 was $102,837 and included $20,000 in proceeds from a long-term loan and $42,625 in proceeds from the sale of our common stock and $42,023 in borrowings from our shareholders and an individual compared to $0 during the nine months ended September 30, 2001. Net cash provided by financing activities from inception (October 6, 1998) to September 30, 2002 was $566,387 and included $20,000 in proceeds from a long-term loan and $506,175 in proceeds from the sale of our common stock and $42,023 in borrowings from our shareholders and an individual.

     We have incurred cumulative losses from inception (October 6, 1998) through September 30, 2002. At September 30, 2002 we have an accumulated deficit of $784,952, and the report from of our independent auditor on our audited financial statements at December 31, 2001 contained a going concern modification. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. We will need additional working capital to expand our operations and otherwise attempt to achieve profitability. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Our management, which includes our President and Vice President, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a_14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our Officers have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of  Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)

             Exhibit 99.5 - Certification of Gifford M. Mabie Pursuant to
                            18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                  Texxon, Inc.
                                  (Registrant)


                                  /s/ Gifford Mabie, III
                                  ------------------------------------
                                  Gifford Mabie III, President and CEO


Dated:  November 13, 2002

                                  CERTIFICATION

I, Gifford Mabie, III, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Texxon, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         November 13, 2002

                                   By: /s/ Gifford Mabie, III
                                   ----------------------------
                                   Gifford Mabie, III,
                                   President and CEO,
                                   Principal Accounting Officer