Form 10KSB
period 2002-12-31
TEXXON INC
filed 2003-04-15
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                  TEXXON, INC.
        (Exact name of small business issuer as specified in its charter)

           Oklahoma                     000-49648              73-1554122
           --------                     ---------              ----------
(State or other jurisdiction of     (SEC File Number)       (I.R.S. Employer
incorporation or organization)                           Identification Number)


                    331 East Chilton Dr., Chandler, AZ 85225
          (Address of Principal Executive Offices, Including ZIP Code)

                                 (480) 926-5508
              (Registrant's Telephone Number, Including Area Code)

                                 (480) 926-0688
              (Registrant's Facsimile Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act:   None


Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]


State issuer's revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified price within the past 60 days. $-0- as of February 28, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003, we had 15,077,712 shares of common stock, $0.001 par value, outstanding.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion in this annual report regarding Texxon and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

When used in this Annual Report on Form 10-KSB, "Texxon," "we," "our," and "us" refers to Texxon, Inc., an Oklahoma corporation.

                                     Part I.

Item 1.  Description of Business

(a) Business Development

(1) Form and year of organization

          Texxon, Inc. (the "Company") was incorporated in Oklahoma on October 6, 1998. The Company has been in the exploration stage since inception and has no operating history other than organizational matters until February of 2001. The Company will be considered to be in the "exploration stage," as defined in the SEC regulations, until the platinum extraction process proves commercially feasible to economically recover platinum from the large quantities of water that must be processed.

          As an exploration-stage company, we presently do not have any products for sale. If the Company is successful in building a production facility, it may take us several more years before we have enough production to be profitable. We may not be successful in building a production facility.

(2) There have been no bankruptcy, receivership or similar proceedings.

(3) There has been no material reclassification, merger, consolidation or purchase or sale of assets not in the ordinary course of business.

(b) Business of Issuer

(1) Principal products or services and their markets

          The principal product of the Company is platinum. Platinum is a silvery metallic chemical element, a member of the six transition elements in Group VIII of the periodic table known collectively as the platinum group metals (ruthenium, rhodium, palladium, osmium, iridium, and platinum). Platinum has unique chemical and physical properties that make it essential in a wide range of industrial and environmental applications. It is also considered one of the finest of all jewelry metals. Further statements about platinum and the precious metals market are based on reports published by either Anglo Platinum, the largest commercial producer of platinum or Johnson Matthey, the largest refiner of platinum and precious metals. Both of these sources may be found on the web at www.platinum.matthey.com and www.angloplatinum.com.

          Platinum is the rarest of the precious metals. According to Platinum 2002 an annual report published by Johnson Matthey, 5.86 million ounces of platinum were produced during 2001 and the industry demand for platinum rose to 6.15 million ounces exceeding 6 million ounces for the first time.
     4.1 million ounces were supplied by South Africa and 1.3 million ounces were supplied by Russia combining to provide over 92% of the total platinum supplied to the market. Using traditional mining methods, approximately 10 tons of raw ore must be mined to produce one pure ounce of platinum. For example, according to Platinum 2002, page 13, The Anglo Platinum mines processed 26.8 million tonnes of ore to produce 2.11 million ounces of platinum. That is an average of 12.70 tonnes of ore processed to produce 1 ounce of platinum.

          The Company has licensed a process to extract platinum from mineralized water that appears to contain no platinum when analyzed by fire assay. Fire assay is an industry standard method to determine platinum content in suspected ores and solutions. The platinum recovery process ("the process") is an electro-chemical procedure utilizing platinum metal dissolved in Aqua Regia, an industry standard for the dissolution of platinum, as a catalyst to recover platinum from mineralized water sources. The process, using a series of electro-chemical steps, concentrates and precipitates not only the platinum used as a catalyst in the process, but additional platinum. The precipitate is then further refined to bring the purity into the 95% to 99% range and made available for reuse in the process or sale to a refiner. The process has several distinct steps, which are described in general terms so as not to disclose any proprietary information.

          Process

          1. Mineralized water is pumped to a process tank. Chemicals are added to precondition the water. Platinum dissolved in acid (Aqua Regia) is then added to the process tank. Further chemicals are added to the tank to precipitate the platinum out of solution.

          2. The process tank is filtered. The spent water is pumped through a series of bag filters and then a resin column to remove any remaining chemicals. The resultant water is then pumped to the drain.

          3. The precipitate is dried for a period of 12 hours. The dried precipitate is then dissolved in acid. A saturated chloride solution is added to the dissolved precipitate forming a platinum chloride.

          4. The chloride is washed and dried. The dried chloride is then placed in a kiln and allowed to heat to 1200 degrees F. The result is platinum sponge with a purity of 95% or greater. Platinum sponge is pure platinum metal in a spongy form that is derived from the reduction of platinum chloride. Platinum sponge is the final product from the process and will be sold to refiners previously identified by the company.

          The Company entered into the Joint Venture agreement with PGM to validate the platinum recovery procedure. To test and further refine the recovery procedure, the Company leased the pilot plant facility and equipped it to process water on a larger scale. Through testing performed at the pilot facility, the inventor was able to identify potential areas of improvement that would not have been revealed with lab scale testing. These improvements were implemented and proven at the pilot facility.

          The revisions to the process reduced the per ounce cost of recovery, eliminating a number of chemicals and steps involved as well as waste streams. Using the pilot facility as a model, the Company can better estimate the costs of production, recovery quantities, utility and equipment costs used in projections and future capital requirements. The pilot facility also serves as the company's principal offices.

          Markets

          According to Platinum 2002, page 21, over 40% of the overall platinum demand in 2001 was used in catalytic converters. European use of platinum in autocatalysts increased by 375,000oz or 55% last year to 1.055 million ounces. According to Anglo Platinum Annual Report in 2001, the diesel segment used around 70% of the estimated 980,000 ounces of platinum required for autocatalyst applications in Europe. One of the significant growth areas for platinum demand is for catalysts fitted to diesel vehicles. The growth in this application is expected to contribute some 25% of the expected increase in platinum demand by 2010.

          According to Johnson Matthey, The ability of platinum to inhibit cell growth has been exploited to treat various forms of cancer. Most testicular cancer patients are treated with platinum based drugs. The cure rate for this type of cancer has increased with the introduction of the platinum anti-cancer drug Cisplatin. Platinum is also used in medical equipment because of its biocompatibility, electrical conductivity and visibility on x-ray images. Platinum is used in the electrodes of pacemakers and on the tips of catheters. Platinum is used to manufacture acetaminophen, the most common non-aspirin pain reliever. A wide range of platinum group metal catalysts are used in the manufacture of a variety of drugs, including treatments for asthma, heart disease, epilepsy and bacterial infections.

(2) Distribution methods of the products or services.

          Platinum produced by the process is not in its purest form. It will be sold to refining companies for further processing. The platinum sponge produced via the process may be less than 99.99% pure. Refiners will further refine the product to the 99.99% pure form to sell on the metals market.

          The company has contacted three refiners of precious metals and obtained terms under which they will purchase the product from the Company. The material terms from each refiner vary, and summaries of the terms are provided in the table below.




      Refiner          Accountability        Refining Charges         Min Lot Size        Settlement Time
--------------------- ------------------ ------------------------- ------------------- ----------------------
Sabin Metals          100% of Assay      $15.00 per Troy Ounce     None                4 weeks from receipt
Engelhard Corp.       99% of Assay       $7.50 per Troy Ounce      50 Troy Ounces      5 weeks from receipt
Glines & Rhodes       95% of Assay       $1.00 per Troy Ounce      None                4 weeks from receipt



(3) Status of any publicly announced new product or service.

          The Company has made no public announcements.

(4) Competitive business conditions and the Company's competitive position.

          There are platinum mining and processing operations located throughout the world. In addition to these operations there are a variety of companies that reclaim and re-refine platinum. All of these operations supply a world market that is estimated to exceed 5 million ounces per year. While a few large traditional mining companies dominate the platinum metals industry, the Company believes its competitive position is the ability to recover platinum from mineralized water at a lower cost than traditional mining methods on a per ounce basis. This will allow the Company to produce and sell into the world platinum market even if the commodity takes a sharp downturn in price.

          A few large traditional mining companies dominate the platinum industry. According to the USGS and Johnson Matthey, the largest producer of platinum in the world is Rustenburg Platinum Mines Limited a subsidiary of Anglo American Platinum Corp. Ltd. in South Africa. Norilisk Nickel is the primary PGM producer in Russia, the second largest producing country of the world's supply. The largest competition in the United States is Stillwater Mining Company. The primary source of platinum from non-traditional mining operations is the recovery of platinum from spent catalysts, waste, scrap and coins.

          The precious metals market is a global commodity market. As is with any commodity, the price of the metals market is driven based on supply and demand of the commodity. Since the Company is selling its product into this global commodity market in initial quantities well below what the larger mining companies produce, we believe the Company's production will have little, if any, material effect on the price established by the global metal market.

          Platinum is traded on the New York Mercantile Exchange (NYMEX), which is the largest physical commodities futures exchange in the world. The exchange trades in oil, gasoline, heating oil, natural gas, propane, silver, gold, platinum and palladium. The prices quoted for commodities, energy products and precious metals traded on the NYMEX form the basis for prices consumers pay for these products worldwide. http://www.platts.com

          The Company has contacted three major refiners of precious metals--Engelhard Corporation, Sabin Metals Corporation, and Glines & Rhodes. Engelhard Corporation of Islen, NJ and Sabin Metal Corporation of East Hampton, NY are listed on the NYMEX Official List of Approved Assayer and Assayer/Refiners. Each refiner assayed a sample of the Company's product on which to base the afore-mentioned contract. Based on those analyses, the Company believes it will be able to sell the product to any refiner willing to accept platinum with a purity of 99% or greater. All contracts based the sale of the platinum metal recovered from the process on the daily platinum spot price less any applicable refining and processing charges.

          The Company does not make any claims that these refiners validated the recovery process, only that the refiners have expressed the willingness to purchase the final product produced by the Company.

(5) Sources and availability of raw materials and the names of principal suppliers.

          The primary raw material that the Company uses in the process is mineralized water. The Company has identified 300 acres of land with sufficient water resources and well capacities that have been tested for platinum. The land is either owned or leased by PGM Corporation. There are no formal agreements with PGM Corporation to draw mineralized water from the wells located on the property.

          The Company may purchase the other necessary chemicals from any chemical supply business. The Company has obtained quotes from two chemical suppliers in the Phoenix, AZ area. The pricing for these chemicals is not definitive and is subject to change. Currently the Company has not drawn up agreements or supply contracts with these suppliers, but will explore those areas as the need for those chemicals is increased. The Company may purchase the platinum sponge needed in the process from either Sabin Metals Corporation or Engelhard Corporation and has done so in the past.

(6) Dependence on one or a few major customers.

          Buyers of platinum are located throughout the world. The Company has contacted three major refiners of precious metals, Engelhard Corporation, Sabin Metals Corporation, and Glines & Rhodes. Each refiner has analyzed the Company's product and offered terms under which they will purchase platinum from the Company.

(7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

          On February 22, 2001, the Company was granted a perpetual license to use the method of precious metal extraction by the inventor and owner of the process, Russell Twiford. Mr. Twiford as the owner, meaning no rights to the process may be claimed by anyone else, has authorized the rights to the patent, when filed and granted, to be assigned to Texxon, Inc. The license agreement provides for a $500,000 license fee payable to the inventor after the successful raising of two million dollars by the Company. The license agreement also provides a 5% royalty payable to the inventor based on platinum sales made by the Company using the extraction process. As of December 31, 2002, the Company had raised $660,175 through private placements of the Company's common stock. The Company intends to raise the remaining $1,339,825 of the $2 million with further private placements of the Company's common stock. The Company will raise the remaining funds to achieve the $2 million goal on a best efforts basis and cannot predict or anticipate when those funds will be successfully raised.

          On February 22, 2001, the Company signed a one-year joint venture agreement with PGM Corporation to construct and operate a pilot plant that has been designed to be a model of a larger production facility planned by the Company. The inventor, Russell Twiford, is the President and Chief Executive Officer of PGM Corporation. As the inventor of the technology and Texxon, Inc. being recently granted a license to the technology, it was in both parties common interest to enter into the one-year joint venture to fully test the procedure and attempt to recover platinum metal in paying quantities.

          On February 22, 2002, the one-year joint venture agreement with PGM expired. All parties to the joint venture agreement felt that the objectives of the joint venture had been achieved. The objectives of the joint venture were to provide for organized testing of the licensed technology and to produce platinum, using the technology, in paying quantities. The platinum recovery technology was tested to the satisfaction of both parties. Both parties also agreed that there would be no benefit, to either party, to extend the joint venture to produce platinum in paying quantities. The joint venture ended on February 22, 2002, one-year from the conception and under the provisions of the agreement.

          On  August  1,  2001,  the  Company  entered  into  written   employee
     agreements with Gifford M. Mabie III and Mark L. Lindsey. The agreements are the same for each employee of the company.

          On August 31, 2001, the Company entered into a written consulting agreement with Dean Guise. Under the agreement, Dean Guise provided consulting services for compensation in common stock. Mr. Guise desired to act as a consultant and provide general business, consulting and advisory services to the company.

          On October 18, 2001, the Company consulted a patent attorney to file a provisional patent for the process. To date the patent application is still under review by the attorney and has not been filed. The Company cannot predict the filing date of our provisional patent application due to the fact the recovery process is still undergoing process enhancements to become commercially viable. The result of our consultation with the patent attorney required more information to be gathered and the process to be more thoroughly defined.

(8) Need for any government approval of principal products or services

          The Company is not aware of any government approval required for the product.

(9) Effects of existing or probable governmental regulations on the business.

          The Company may require a mining permit from the State of Arizona for the operations and may require an Aquifer Protection Permit if it is determined that the processing facility discharges. (Arizona Revised Statutes (A.R.S.) 49-241 - 252)).

          A "discharge" (A.R.S. 49-201.12) means the addition of a pollutant from a facility either directly to an aquifer or to the land surface of the vadose zone in such a manner that there is a reasonable probability that the pollutant will reach an aquifer. In addition to the general definition above, the following are considered to be "discharging" facilities that require permits, unless exempted, or the director determines that the facility will be designed, constructed, and operated so that there will be no migration of pollutants directly to the aquifer or to the vadose zone.

          We believe that the process does not create any pollutants. The Company believes that an Aquifer Protection Permit will not be required. The Company would also be required to comply with any environmental restrictions under the Clean Water Act of the Environmental Protection Agency if the water sources are within the United States, or comply with foreign environmental regulations and submit written permits from those governmental agencies.

(10) Research and Development expenditures during each of the last two fiscal years.

          During the last two years, the Company spent approximately $98,543 on research and development expenditures. Included in this amount are $72,687 for the purchase of manufacturing equipment and $15,256 for the purchase of chemicals and platinum sponge.

(11) Costs and effects of compliance with environmental laws.

          The Company is currently using resin columns to remove any potential contaminants from the post-process water. The resin columns, designed by Ionics Pure Solutions of Phoenix, AZ, implement a bed of ion exchange resin. The Company leases the resin columns from Ionics Pure Solutions for use in the Pilot Plant Facility in Chandler, AZ to meet the discharge requirements for the City of Chandler Water Department. Increasing the throughput of the columns would not significantly impact the financial viability of the Company. The columns are located on site at the pilot plant. The monthly lease payment of $37.74 provides for the regeneration or replacement of the resin column beds by Ionics Pure Solutions. The current lease is open-ended and the Company will continue to lease the columns from Ionics Pure Solutions unless a more cost effective procedure is available.

          If it is determined by the Arizona Department of Environmental Quality
     (ADEQ) that an Aquifer Protection Permit (APP) is required, the Company will have to comply with the regulations and submit a permit application. The costs to obtain an APP are estimated to be $75,000. The yearly maintenance and sampling requirements are estimated to be $7,500 per year.

          The Company has had the chemical waste stream analyzed by a waste disposal company. The chemical waste disposal for the Company is estimated to be $3,000 per month or $36,000 per year with 2 production lines in operation.

(12) Number of total employees and number of full time employees.

          The Company currently has no full time employees. We have two part time employees. On August 1, 2001, we entered into written employment agreements with Gifford M. Mabie III and Mark L. Lindsey. Our employees are each engaged in other business activities, subject to the limitations of their respective employment agreements. Therefore, potential conflicts exist as the employees must divide their time and divide their efforts in areas that are common to exploration stage companies.

(c) Reports to security holders

          We file annual, quarterly and periodic reports, proxy statements and other information with the Securities and Exchange Commission using the Commission's EDGAR system. The Commission maintains a web site, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

          We furnish our shareholders with annual reports containing audited financial statements and with such other periodic reports as we, from time to time, deem appropriate or as may be required by law. We use the calendar year as our fiscal year.

          You should rely only on the information contained in this filing and the information to which we have referred you. We have not authorized any person to provide you with any information that is different.

          The Company's website is http://www.texxoninc.com

Item 2.  Description of Property

(a) Location

          The Company currently leases a Pilot Plant facility at 331 East Chilton Drive, Chandler, AZ 85225. The lease is through a non-affiliated party to the Company and expires May 31, 2003. The lease amount of $4,080 is due on the 1st of the month. The pilot plant now serves as the Company's principal executive office. The pilot plant facility is approximately 5800 square feet, and allows room for simulation of production facility equipment. The Company intends to test any equipment to be utilized in the proposed production facility at the pilot plant location. Due to the lack of space, the entire production line cannot be constructed and tested. The Company intends to test these pieces of equipment on a smaller production line scale

(b) Investment Policies

          The Company does not currently engage in investment activities relating to real estate, interests in real estate, real estate mortgages or securities of or interest in person primarily engaged in real estate activities.

(c) Description of Real Estate and Operating Data

          None

Item 3.  Legal Proceedings

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

                                     PART II

Item 5.  Market of Common Equity Related Stockholder Matters

(a) Market Information

     (1) The Company's Common Stock is currently not traded on any public trading market. Management does not currently anticipate that any market for its Common Stock will develop until such time, if any, as the Company has successfully implemented its business plan.

(b) Holders

          As of March 31, 2003, there were 73 holders of record of our common stock.

(c) Dividends

          The Board has not declared and does not anticipate declaring any dividends. We have not declared or paid, and for the foreseeable future we do not anticipate declaring or paying, dividends on our common stock.



                     RECENT SALES OF UNREGISTERED SECURITIES

     The Company issued 3,000,000 shares of its common stock at par value to its founders in exchange for subscriptions during 2000.

     During 2001, the subscriptions were paid in full in cash. In addition, the Company issued 3,500,000 shares of its common stock at par value to its founders on June 1, 2001. The shares were issued without registration in reliance upon the exemption provided by Regulation D, Rule 504. The Company relied on this exemption based on its current "non-reporting" status.

     In August 2001, the Company sold 3,146,784 shares of common stock to 23 accredited and 22 non-accredited investors for aggregate consideration of $440,550 under a private offering at $.14 per share. This price was determined by the Board of Directors of the Company. The shares were sold without registration in reliance upon the exemption provided by Regulation D, Rule 504. The Company relied on this exemption based on its current "non-reporting" status and having not had sales of securities exceeding $1,000,000 in a 12 month period.

     In August 2001, the Company issued 25,000 shares of its common stock with a basis of $.14 a share for a Toshiba Phone System valued at $3,500. This price was based on the price per share used in the recent offering. The shares were sold without registration in reliance upon the exemption provided by Regulation D, Rule 504. The Company relied on this exemption based on its current
"non-reporting" status and having not had sales of securities exceeding $1,000,000 in a 12 month period.

     In August 2001, the Company issued 1,000,000 shares of its common stock with a basis of $.14 a share for consulting services pursuant to a consulting agreement with Dean Guise. The consulting services were valued at $140,000. This price was based on the price per share used in the recent offering. The shares were sold without registration in reliance upon the exemption provided by Regulation D, Rule 504. The Company relied on this exemption based on its current "non-reporting" status and have not had sales of securities exceeding $1,000,000 in a 12 month period.

     During April 2002 the company sold another 33,000 shares of common stock for aggregate consideration of $16,500 under another private offering at $.50 per share and 7,500 shares of common stock to an existing shareholder for the aggregate consideration of $2,625 at $.35 per share. The share price was raised from the previous price of $.14 based on the recent successful sale of 3,146,784 shares of common stock for $440,550 from a previous offering. The shares were sold without registration in reliance upon the exemption provided by Regulation D, Rule 504. The Company relied on this exemption based on its current
"non-reporting" status and having not had sales of securities exceeding $1,000,000 in a 12 month period.

     On May 13, 2002, the Company issued 20,000 shares of its common stock with a basis of $.35 a share for consulting services to Dr. Mick Bjelopavlic. The consulting services were valued at $7,000. This price was selected by the Company based on the recent sale of common stock at $.35 per share. The shares were sold without registration in reliance upon the exemption provided by Regulation D, Rule 504. The Company relied on this exemption based on its current "non-reporting" status and the Company not having had sales of securities exceeding $1,000,000 in a 12 month period.

     On October 1, 2002, the company sold 285,714 shares of common stock for aggregate consideration of $40,000. The shares were sold to an existing accredited shareholder for $.14 per share based on the shareholders original purchase price. The shares were sold without registration in reliance upon the exemption provided by Regulation D, Rule 506. The Company relied on this exemption based on the shareholder's "accredited investor" status and having not exceeded the 35 purchaser limitation.

     In December 2002, the company issued approximately 3,515,714 shares of common stock for consulting services. The consulting services were valued at $492,200 and were made in the ordinary course of business.

     On December 31, 2002, the Company issued 300,000 shares of its common stock as repayment to shareholders who had made loans to the Company over the past 12 months. The loans and accumulated interest totaled $42,963. The price per share of $0.14 was based on the most recent sales of common stock.


Item 6. Management's Discussion and Analysis or Plan of Operation

(a) Plan of Operation

     (i)  Cash Requirements

          The Company's plan of operation for the next 12 months is to fund the acquisition of a license for the precious metal recovery technology. Provisions of the license agreement call for the company to pay the inventor, Russell Twiford, $500,000 upon successfully raising $2,000,000 or more. To date, a payment of $25,000 toward the $500,000 license agreement has been paid. The company's plan is also to fund the expansion of the pilot plant and to fund, construct and operate a production facility. The Company will have to raise approximately $6,000,000 to operate the pilot plant and construct and equip the processing facility.

     (ii) Research and Development objectives during the next 12 months are:

          1.   Verify the platinum recovery using water from different sources.
          2. Investigate alternative filtering methods to decrease the time required to filter platinum concentrate from the water.
          3. Investigate drying techniques to increase the yield from the platinum concentrate.
          4. Design remedial systems to insure that the production facility does not discharge improperly.
          5. Using the process described above, investigate the recovery of other platinum group metals.

     (iii)Any expected purchase or sale of plant and significant equipment

          If successful in acquiring the necessary capital and completing the process enhancements, the Company intends to purchase the required equipment to scale up production at its pilot facility. Until the process enhancements are completed, we cannot estimate to any certain degree of accuracy the amount or costs of such equipment.

     (iv) Any expected significant changes in number of employees

          We do not expect any significant changes in the number of employees.


Item 7. Financial Statements

          See Part F/S

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     The following information can be found in the Company's Form 8-K filed with the Securities and Exchange Commission on March 14, 2003.

     On March 7, 2003, the Company notified Rodefer Moss and Company, PLLC ("Rodefer Moss") the principal accountants that were engaged to audit Texxon's financial statements, that it had been dismissed as Texxon's principal accountants. Rodefer Moss was engaged by Texxon on October 26, 2001 and issued reports on the financial statements of Texxon from that time until March 7, 2003. During the period subsequent to October 26, 2001 and preceding Rodefer Moss' dismissal, there were no disagreements between Texxon on any matter of accounting principles or practices, financial statements disclosure or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Rodefer Moss, would have caused Rodefer Moss to make a reference to the subject matter of the disagreement(s) in connection with it's reports on Texxon's financial statements.

     Rodefer Moss' reports on Texxon's financial statements for the period since their engagement on October 26, 2001 contained no adverse opinions or disclaimers of opinion but were modified as to uncertainty relating to Texxon's ability to continue as a going concern. There were no modifications relating to audit scope or accounting principles.

     Texxon requested a letter from Rodefer Moss as to whether Rodefer Moss agrees or disagrees with the above statements and received response from Rodefer Moss dated March 12, 2003 that stated that it agreed with the above statements.

     On March 7, 2003, Texxon engaged Tullius Taylor Sartain and Sartain ("Tullius Taylor") to replace Rodefer Moss as Texxon's new principal accountants to audit Texxon's financial statements. The decision to change accountants from Rodefer Moss to Tullius Taylor was recommended and approved by Texxon's Board of Directors.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

(a) Directors and Executive Officers

     Gifford Mabie III, age 33, has been President and Director of the Company since January 1, 2001 and will continue to devote approximately 70% of his time toward the business. From June 1998 to March 2000, Mr. Mabie completed the Year 2000 (Y2K) Audit for Nissan Motor Manufacturing Corporation, the largest manufacturing facility (6 million square feet) under one roof in North America. This included the project management and documentation for 8 individual plants located on the Smyrna, TN and Decherd, TN sites. From 1996 to 1999 Mr. Mabie worked as a senior engineer for Instrument Controls Service. with responsibilities including project management and engineering team management. From 1999 to 2001, Mr. Mabie was previously the Engineering Sales Manager for Performance Technical Services, Inc., an integration and engineering firm in Murfreesboro, TN. His responsibilities included business development for the Mid-South Region, engineering sales and regional office management. He holds a Bachelors of Science degree in Engineering Technology with a major in computer systems from Memphis State University.

     Mark L.  Lindsey,  age 33,  has been Vice  President  and  Director  of the
Company since January 1, 2001 and will continue to devote approximately 70% of his time toward the business. From 1991 to 2001, Mr. Lindsey worked as an electrical engineer in industrial automation, process design and process automation. This experience was gained under the employment of several engineering and automation firms including; Instrument Controls Service, Behrent Engineering, AZO Inc. and Performance Technical Services, Inc. From 1996 to 2001, he was a Senior Project Engineer with responsibilities including project cost tracking, hardware design, control system specification and implementation, and management of staff Project Engineers. From 1999 to 2001, Mr. Lindsey served as the Engineering Manager for Performance Technical Services, Inc., an integration and engineering firm in Murfreesboro, TN. His responsibilities included project cost analysis, project feasibility and viability studies and management of engineers from both the home and regional offices. He holds a Bachelors of Science degree in Engineering Technology with a major in electrical engineering from Memphis State University.

     Dr. Robert Yoe, age 68, is a director of the Company. Dr Yoe is currently a retired cardiologist after the operation of a private practice for nearly 35 years. Dr. Yoe served in the United States Army in a MASH unit during the Korean War. After returning from the war in 1945, Dr. Yoe operated a private practice in Birmingham Alabama until he retired in 1990. During those years he has served as a board member of two local foundations and Co-Founded both an Insurance Company and a multi-surgeon Cardiovascular Private Practice. Dr Yoe holds a Bachelor of Science degree from Birmingham Southern and a Doctorate of Medicine Degree from the prestigious Vanderbilt Medical School.

(b) Significant Employees

     None

(c) Family relationships

     None

(d) Involvement in certain legal proceedings

     None

Item 10. Executive Compensation

     Mr. Mabie and Mr. Lindsey have been compensated for consulting services. It is anticipated that upon funding of the production facility, Mr. Mabie and Mr. Lindsey will each receive an annual salary and devote full time to the affairs of the Company.

(a) Summary compensation table


                           SUMMARY COMPENSATION TABLE


                                                                                     Long Term Compensation
                                                                        --------------------------------------------------
                                          Annual Compensation                         Awards                   Payouts
                               ---------------------------------------- ------------------------------------- ------------
           (a)          (b)         (c)            (d)        (e)             (f)                (g)              (h)         (i)
                                                             Annual       Restricted         Securities                    All Other
        Name and                   Other                  Compen-sation Stock Award(s)       Underlying          LTIP       Compen-
   Principle Position   Year     Salary ($)     Bonus($)     ($)             ($)         Options/SARs (#)     Payout($)    sation($)
---------------------- ------- --------------- ---------- ------------- ---------------- -------------------- ------------ ---------
Gifford M. Mabie III   2001    $0              $0         $35,000 (1)   $0               750,000              $0           $0
President & CEO
                       2002    $120,000 (2)    $0         $5,000 (1)    $0               0                    $0           $0
Mark L. Lindsey        2001    $0              $0         $35,000 (3)   $0               750,000              $0           $0
Vice Pres, Treasurer
                       2002    $120,000 (4)    $0         $5,000 (3)    $0               0                    $0           $0


     (1) $35,000 paid to Gifford M. Mabie III as a consulting fee during 2001. $5,000 paid to Gifford M. Mabie III as a consulting fee during 2002.

     (2) Represents salary accrued but not paid during 2002. As of the date of this filing, the Company has not paid this accrual.

     (3) $35,000 paid to Mark L. Lindsey as a consulting fee during 2001. $5,000 paid to Mark L. Lindsey as a consulting fee during 2002.

     (4) Represents salary accrued but not paid during 2002. As of the date of this filing, the Company has not paid this accrual.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 31, 2003, with respect to Common Stock of the Company owned by, the directors and officers of the Company, and other individuals who own more than 5% of the outstanding and voting Common Stock.





 Title of Class   Name and Address of Beneficial Owner    Relationship to Company    Common Shares Owned   Percent of Class
                                                                                                              Outstanding
----------------- ------------------------------------- ---------------------------- -------------------- --------------------
     Common       Andreas Cyppek                                Consultant                     1,500,000                9.94%
                  Auf der Brueck 24
                  51674 Gummersbach
                  Germany

     Common       Madison & Wall Worldwide, Inc.                Consultant                     1,500,000                9.94%
                  195 Wekiva Springs Road
                  Suite 200
                  Longwood, FL 32779

     Common       Gifford M. Mabie III                     Officer and Director                1,321,429                8.76%
                  1460 East Oxford Lane
                  Gilbert, AZ 85296

     Common       Mark L. Lindsey                          Officer and Director                1,300,000                8.62%
                  4069 East Wrangler Ct
                  Gilbert, AZ 85297

     Common       Dr. Robert H. Yoe Jr.                          Director                      1,000,000                6.63%
                  2844 Shook Hill Road
                  Birmingham, AL 35223

     Common       Robert H. Yoe III                          Beneficial Owner                  1,000,000                6.63%
                  1000 Laurel Lane
                  Ft. Payne, AL 35967

     Common       Dean Guise                                    Consultant                       821,200                5.45%
                                                                                     --------------------
                  1393 Kenny Street
                  Coquitlam, BC V3E2R1
                  Canada

Officers, Directors and Employees as a Group (3 Persons)                                       3,621,429               24.01%
                                                                                     --------------------

Consultants as a Group (3 Persons)                                                             3,821,200               25.33%
                                                                                     --------------------

Officers, Directors, Beneficial Owners and Consultants as a Group (7 Persons)                  8,442,629               55.97%
                                                                                     --------------------


(b) Changes in Control

     There are no arrangements that may result in a change in control of the Company

Item 12. Certain Relationships and Related Transactions

     To this date, the Company has had no operating business and engaged in no transactions in which Mr. Mabie or Mr. Lindsey has had any direct or indirect material interest. Should the Company engage in any such transaction in the future, Mr. Mabie's and Mr. Lindsey's interest therein would arise only from his ownership of Common Stock of the Company and would receive no extra or special benefit that was not shared equally (pro rata) by all holders of Common Stock of the Company.

     The Company currently does not have written into its By-Laws or Articles of Incorporation any procedures for resolving conflicts of interest. However, the By-Laws do provide for the amendment of the Articles of Incorporation to include such procedures if deemed necessary by the board of directors.

     On January 1, 2003, the Company appointed Dr. Robert H. Yoe to its Board of Directors. For further information about Dr. Yoe see Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 13.   Exhibits and Reports on Form 8-K

     Exhibits: See Part III Index to Exhibits

     Form 8-K: Form 8-K filed with the Securities and Exchange Commission on March 14, 2003 in relation to change in accountants.

Item 14. Controls and Procedures

     (a) Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in the Company's periodic SEC filings.

     (b) Subsequent to the date of this evaluation, there have been no changes in the Company's internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective action.

                                    Part F/S

Report of Independent Auditors




To the Board of Directors and Stockholders
Texxon, Inc.
Chandler, Arizona

We have audited the accompanying balance sheet of Texxon, Inc. as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the period from inception (October 6, 1998) to December 31, 2001, and for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Texxon, Inc. as of and for the year ended December 31, 2000 and for the period from inception to December 31, 2000, were audited by other auditors whose report dated May 4, 2001, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Texxon, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the financial statements, the Company is an Exploration stage company with insufficient revenues to fund development and operating expenses. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



RODEFER MOSS & COMPANY, PLLC

Knoxville, Tennessee
January 7, 2002

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Texxon, Inc.

We have audited the accompanying balance sheet of Texxon, Inc., an Exploration Stage Company, as of December 31, 2002, and the related statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texxon, Inc. as of December 31, 2002, the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is an exploration stage company with insufficient revenues to fund development and operating expenses. This condition raises substantial doubt about its ability to continue as a going concern. Management's plan concerning this matter is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
March 21, 2003

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                                  Balance Sheet
                                December 31, 2002



                                     ASSETS
Current Assets
Cash                                                                   $ 2,285
Inventory                                                               10,229
Prepaid expenses                                                       469,585
                                                                   -----------
Total Current Assets                                                   482,099

Property, Plant & Equipment, Net
Manufacturing equipment                                                 72,687
Automobiles                                                             29,000
Office equipment                                                        19,684
Accumulated depreciation                                               (26,055)
                                                                   -----------
Total Property, Plant & Equipment, Net                                  95,316

Other Assets
Deposits                                                                 6,375
                                                                   -----------
TOTAL ASSETS                                                         $ 583,790
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                      $ 19,253
Notes payable - shareholders                                            14,105
Accrued interest on shareholder notes                                    1,635
Accrued salaries                                                       240,000
Current maturities of long-term debt                                     4,687
                                                                   -----------
Total Current Liabilities                                              279,680

Long-term debt - note payable                                           12,387
                                                                   -----------
Total Liabilities                                                      292,067

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares
   authorized; no shares issued or outstanding                               -
Common stock, $.001 par value; 45,000,000 shares
   authorized; 14,833,712 shares issued and outstanding                 14,834
Additional paid-in capital                                           1,183,504
Deficit accumulated during the exploration stage                      (906,615)
                                                                   -----------
Total Stockholders' Equity                                             291,723
                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 583,790
                                                                   ===========



The accompanying notes are an integral part of the financial statements.



                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Operations
         From Inception (October 6, 1998) Through December 31, 2002, and
                 For The Years Ended December 31, 2002 and 2001



                                                           Inception                    Year Ended
                                                (October 6, 1998) to      ----------------------------------------
                                                   December 31, 2002      December 31, 2002      December 31, 2001
                                                --------------------      -----------------      -----------------

Revenue                                                         $ -                    $ -                    $ -

Expenses
Platinum and chemical purchases                            $ 14,293                $ 3,728               $ 10,565
Other operating expenses                                    889,510                504,534                384,976
                                                --------------------      -----------------      -----------------
Total operating expenses                                    903,803                508,262                395,541
                                                --------------------      -----------------      -----------------

Operating loss                                             (903,803)              (508,262)              (395,541)

Interest expense                                              3,785                  3,785                      -

Interest income                                                 973                      2                    971
                                                --------------------      -----------------      -----------------
Net loss                                                 $ (906,615)            $ (512,045)            $ (394,570)
                                                ====================      =================      =================
Weighted average shares outstanding                       1,803,979             10,739,843              6,667,698
                                                --------------------      -----------------      -----------------
Loss per share, basic and diluted                           $ (0.50)               $ (0.05)               $ (0.06)
                                                --------------------      -----------------      -----------------



The accompanying notes are an integral part of the financial statements.




                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Cash Flows
         From Inception (October 6, 1998) Through December 31, 2002, and
                 For The Years Ended December 31, 2002 and 2001



                                                                       Inception             For The Year Ended
                                                            (October 6, 1998) to    --------------------------------------
                                                               December 31, 2002    December 31, 2002    December 31, 2001
                                                            --------------------    -----------------    -----------------
Operating Activities:
Net loss                                                             $ (906,615)          $ (512,045)          $ (394,570)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation expense                                                     26,055               19,251                6,804
Issuance of stock and options for services                              645,700              502,200              143,500
Changes in operating assets and liabilities:
   Inventory                                                            (10,229)              (3,726)              (6,503)
   Prepaid expenses                                                    (469,585)            (369,503)            (100,082)
   Accrued interest                                                       2,598                2,598                    -
   Accrued salaries                                                     240,000              240,000                    -
   Accounts payable                                                      19,253                6,341               12,912
                                                            --------------------    -----------------    -----------------
Net Cash Used in Operating Activities                                  (452,823)            (114,884)            (337,939)
                                                            --------------------    -----------------    -----------------
Investing Activities:
Deposits                                                                 (6,375)                   -               (6,375)
Purchase of property and equipment                                     (117,871)              (1,332)            (116,539)
                                                            --------------------    -----------------    -----------------
Net Cash Used in Investing Activities                                  (124,246)              (1,332)            (122,914)
                                                            --------------------    -----------------    -----------------
Financing Activities:
Loans from related parties                                               81,105               81,105                    -
Proceeds on long-term debt                                               20,000               20,000                    -
Payments on loans from related parties                                  (25,000)             (25,000)                   -
Payments on long-term debt                                               (2,926)              (2,926)                   -
Sales of common stock
To third party investors                                                506,175               42,625              463,550
                                                            --------------------    -----------------    -----------------
Net Cash Provided by Financing Activities                               579,354              115,804              463,550
                                                            --------------------    -----------------    -----------------

Change in Cash                                                            2,285                 (412)               2,697
Cash at Beginning of Period                                                   -                2,697                    -
                                                            --------------------    -----------------    -----------------
Cash at End of Period                                                   $ 2,285              $ 2,285              $ 2,697
                                                            ====================    =================    =================

Supplemental disclosure of cash flow information
Cash Paid for Interest                                                    2,183                2,183                    -
                                                            --------------------    -----------------    -----------------
Non-cash investing and financing activities
Common stock issued for office equipment                                $ 3,500                  $ -              $ 3,500
Common stock issued as payment of loans to related parties               42,963               42,963                    -
                                                            --------------------    -----------------    -----------------




The accompanying notes are an integral part of the financial statements.



                                  Texxon, Inc.
                         (An Exploration Stage Company)

                  Statements of Changes in Stockholders' Equity
           From Inception (October 6, 1998) Through December 31, 2002


                                                                                                                  Deficit
                                                                                                              Accumulated
                                                                                   Additional       Common     During the
                                         Preferred Stock         Common Stock         Paid-In        Stock    Exploration
                                        Shares     Amount       Shares    Amount      Capital   Subscribed          Stage     Total
                                        ------     ------   ----------  --------  -----------   ----------   ------------  --------

Balance at inception  (October 6, 1998)      -     $    -            -  $      -  $         -    $      -     $        -   $      -
Common stock issued to founders              -          -    3,000,000     3,000            -      (3,000)             -          -
                                        ------     ------   ----------  --------  -----------   ----------   ------------  --------
Balance, December 31, 2000                   -          -    3,000,000     3,000            -      (3,000)             -          -

Payment of common stock subscribed           -          -            -         -            -       3,000              -      3,000
Options to non-employees                     -          -            -         -        3,500           -              -      3,500
Common stock issued to founders              -          -    3,500,000     3,500            -           -              -      3,500
Common stock issued to third parties         -          -    3,179,784     3,500      453,870           -              -    457,050
Common stock issued for services             -          -    1,000,000     1,000      139,000           -              -    140,000
Common stock issued for assets               -          -       25,000        25        3,475           -              -      3,500
Net loss                                     -          -            -         -            -           -       (394,570)  (394,570)
                                        ------     ------   ----------  --------  -----------   ----------   ------------  --------
Balance, December 31, 2001                   -          -   10,704,784    10,705      599,845           -       (394,570)   215,980

Common stock issued to third parties         -          -      293,214       293       42,332           -              -     42,625
Common stock issued for services             -          -    3,535,714     3,536      498,664           -              -    502,200
Common stock issued as payment of debt       -          -      300,000       300       42,663           -              -     42,963
Net loss                                     -          -            -         -            -           -       (512,045)  (512,045)
                                        ------     ------   ----------  --------  -----------   ----------   ------------  --------
Balance, December 31, 2002                   -     $    -   14,833,712  $ 14,834  $ 1,183,504    $      -     $ (906,615)  $291,723
                                        ======     ======   ==========  ========  ===========   ==========   ============  ========


The accompanying notes are an integral part of the financial statements.

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                          Notes to Financial Statements
                           December 31, 2002 and 2001


Note 1--Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations
Texxon, Inc. ("Texxon" or "the Company") is an exploration stage company that owns the exclusive worldwide license to a proprietary process for the extraction of platinum group metals from water.

Exploration Stage Operations
The Company was incorporated on October 5, 1998 under the laws of the state of Oklahoma. Since inception, the Company's primary focus has been raising capital and paying for the exclusive license.

The Company will be considered to be in the "exploration stage," as defined in the SEC regulations, until the platinum extraction process proves commercially feasible to economically recover platinum from the large quantities of water that must be processed. The platinum recovery process is still undergoing enhancements to become commercially viable.

Inventory
Inventory consists of unprocessed platinum on hand which is used in the production process and is stated at the lower of cost (using the first-in, first-out method) or market. Platinum inventory produced as a result of the extraction process and held for resale is classified as a current asset and is stated at the lower of cost (using the first-in, first-out method) or market. At December 31, 2002, there was no processed platinum inventory.

Prepaid Expenses
Prepaid expenses represent the unamortized portion of the cost of consulting agreements for process enhancement, financing, and investor relations.

Income Taxes
The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statements and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

Stock-based Compensation
The Company accounts for stock-based compensation arrangements for employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

On January 1, 2001, the Company issued to its officers options to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.001 per share. These options expire ten years from the date of grant and are only exercisable upon the completion of the first quarter of profitable production plant operation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) per Share The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". Under the provision of SFAS No. 128, basic net income (loss) per share is calculated by dividing net income
(loss) available to Common Stockholders for the period by the weighted average shares of Common Stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of Common Stock assumes the dilutive effect of stock options. All 1,500,000 options outstanding at December 31, 2002 were excluded from the EPS calculation as their effect was anti-dilutive.

Long-Lived Assets
Property, plant and equipment, including significant improvements, are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets ranging from 5 to 7 years. Expenditures for maintenance and repairs are charged to operating expenses as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in results of operations.

Management assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future undiscounted cash flows. If it is determined that impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

New Accounting Standards
The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Management has reviewed the recently issued pronouncements and concluded that the following new accounting standards are potentially applicable to the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to other existing pronouncements. The provisions of SFAS No. 145 are generally applicable for fiscal years beginning or transactions occurring after May 15, 2002. The Company does not expect a material impact from the adoption of SFAS No. 145 on its financial statements.

In June 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company will be required to adopt SFAS No, 146 for exit or disposal activities initiated after December 31, 2002. The Company does not expect a material impact from the adoption of SFAS No. 146 on its financial statements.

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early exploration stage and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. As shown in the accompanying financial statements, the Company incurred a net loss of $906,615 during the period from October 6, 1998 (date of inception) to December 31, 2002. Management intends to provide the necessary development and operating capital through sales of its common stock and commencement of sales of the platinum derived from the licensed product. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and commencement of sales of the platinum derived from the licensed product. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--Accrued Salaries

Effective January 1, 2002, the Company began accruing compensation pursuant to employment agreements dated August 1, 2001. The accrued salaries balance at December 31, 2002, includes $240,000 that the Company owes its officers pursuant to the employment agreements. The Company has breached the employment agreements, and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid.

Note 4--Notes Payable

Included in current liabilities is $14,105 in notes payable to two stockholders. The notes are unsecured, accrue interest at a default rate of 16% and are due on demand (see Note 8 "Related Party Transactions). As of December 31, 2002, the Company had recorded accrued interest in the amount of $1,635 related to these notes as shown on the Balance Sheet.

Note 5--Long-term Debt

Long-term Debt - note payable is comprised of the following:

o Note payable to a bank, interest at 7.88%, principal and interest payments of $489 due monthly through April 2005, secured by an automobile

     Principal maturities in years subsequent to December 31, 2002 are as follows:

       Year Ending
       December 31,

           2003                 $   4,687
           2004                     5,070
           2005                     5,484
           2006                     1,833
                               ------------
                               ------------

                               $ 17,074
                               ------------

Note 6--Commitments and Contingencies

Texxon leases approximately 5,800 square feet of commercial office space under a one year operating lease dated May 20, 2002 and effective June 1, 2002. The contract calls for monthly payments of $4,080. The current lease is a renewal of the original lease dated July 20, 2001. Under the original lease agreement, the Company was obligated to pay $3,908 per month. For the period from inception to December 31, 2002 and for the years ended December 31, 2002 and 2001, the Company recorded rent expense of $73,107, $53,177 and $19,930, respectively. The Company was required to pay a deposit for this space in the amount of $5,435. This amount is included in "Deposits" on the Company's balance sheet.


Note 7--Related Party Transactions

In January and June 2002, the Company borrowed $20,000 and $5,000, respectively, from a shareholder. The loans were unsecured and bore a combined interest of $1,125. During 2002, Texxon paid the full balance of these notes.

During 2002, the Company borrowed $56,105 from its President and Vice-President and certain related parties. The loans were unsecured, were due December 31, 2002 and provided for an interest rate of 12% that changed to 16% upon default. During December 2002, the Company repaid $42,000 of the outstanding loans and $963 of accrued interest on those loans with 300,000 shares of the Company's common stock, par value $0.001. The shares were valued at $.14 per share which is the price that has been used to calculate other recent stock transactions. At December 31, 2002, the remaining unpaid portion of these loans is $14,105 and the related accumulated interest is $1,635. Currently, these loans are in default and bear interest at the default rate of 16%.

Note 8--Common Stock and Paid In Capital

Texxon is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 14,833,712 shares were outstanding as of December 31, 2002. Texxon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding.

Voting and Preemptive Rights
Holders of shares of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders. Voting rights are non-cumulative. No preemptive rights extend to common stockholders to subscribe for or to purchase any stock, obligations or other securities of Texxon.

Liquidation Rights
Upon any liquidation, dissolution or winding up of Texxon, holders of shares of Common Stock are entitled to receive pro rata all of the assets of Texxon available for distribution to stockholders after liabilities are paid and distributions are made to the holders of Texxon's Preferred Stock. Preferred stock preferences, if any, will be fixed by the Company's board of directors at the time of issuance.

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

On August 28, 2001, the Company issued 1,000,000 shares, valued at $140,000 ($0.14 per share) to a consultant in exchange for general business and consulting services. The term of the agreement was for 1 year. The shares were valued at $0.14 based on the recent private placement of the Company's stock at the same $0.14 per share.

In September and October 2001, the Company initiated a private offering of common stock and issued 33,000 shares for $16,500 ($0.50/share).

In January 2002, the Company sold 7,500 shares of the Company's common stock to an accredited investor for $0.35 per share. The Company received $2,625 in the transaction.

In May 2002, the Company issued 20,000 shares of restricted common stock valued at $7,000 to a consultant for consulting services related to the chemical reactions and enhancements to the recovery process. The Term of the agreement is for 1 year. The shares were valued at $0.35 per share based on the recent sale of stock to an existing shareholder at the same $0.35 per share. The Company has appropriately recorded an expense for a like amount.

On September 22, 2002, the Company sold 285,714 shares of the Company's common stock to an accredited investor for $0.14 per share. The Company received $40,000 as a result of the transaction.

On December 16, 2002, the Company issued 30,000 shares of the Company's common stock to a consultant in connection with a consulting agreement signed on the same date. The term of the agreement is six months during which time the consultant will provide services to the Company related to the identification and evaluation of financing options available to the Company. The shares were valued at $0.14 per share based on the share price of other stock transactions recently completed. The Company recorded compensation cost related to the transaction in the amount of $4,200.

On December 19, 2002, the Company issued 485,714 shares of the Company's common stock to a consultant in connection with a consulting agreement signed on the same date. The term of the agreement is one year during which time the consultant will assist the Company in the enhancement of the platinum recovery process currently in use. The shares were valued at $0.14 per share based on the share price of other stock transactions recently completed. The Company recorded compensation cost related to the transaction of approximately $68,000.

On December 16, 2002, the Company issued 1,500,000 shares of common stock to a consultant pursuant to an agreement executed on that same date. The shares were valued at $0.14 per share based on the share price of other stock transactions recently completed. As outlined in the agreement, the consultant will provide services that include but are not limited to advice to the Company's management regarding possible financing options and marketing strategies and the performance of investor relations services. The length of the agreement is six months.

On December 20, 2002, the Company reserved 1,000,000 shares for and issued 500,000 shares to Madison and Wall, Inc. pursuant to an investor relations service agreement signed on that same day. The shares were valued at $0.14, based on the share price of other stock transactions recently completed. The 1,000,000 reserved shares will be issued based on Madison and Wall's ability to perform which will be determined at the sole discretion of the Company. At December 31, 2002, none of the remaining 1,000,000 shares had been issued.

On December 31, 2002, the Company issued 300,000 shares of common stock to certain stockholders as repayment of their outstanding loans to the Company. The shares were valued at $0.14 per share based on the share price of other stock transactions recently completed. The 300,000 shares paid an outstanding principal balance of $42,000 and accrued interest of $963.

Stock Options
On August 28, 2001, the Company adopted a stock option plan (the "Plan"). Under the Plan, incentive stock options (ISOs) may be granted to the Company's officers, key employees and key advisors for the purchase of up to 3,000,000 shares of the Company's common stock. Scheduled vesting is at the discretion of the Plan's committee, and expiration dates for the grants may extend up to ten years from grant date. The exercise prices of the ISOs shall be not less than 100%, of the fair market value of the Company's common stock at grant date. At December 31, 2002, there were 1,500,000 options issued pursuant to the plan.

In January, 2001, the Company granted certain consultants options to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $0.001. These options were exercisable only after the Company's common stock had been trading for thirty days on a listed exchange or on the OTC Bulletin Board. The value of these options, $2,000, was recorded as compensation expense during 2001. The value was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: 500% volatility, expected life of the options of ten years, zero dividend yield, and a risk-free interest rate of 5.50%. These options were canceled during 2002.

At December 31, 2002, no options were exercisable, 2,000,000 options were canceled, no options were granted, vested or forfeited and 1,500,000 options were outstanding.

Note 9--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred income tax asset are as follows:

                                               From inception
                                              (October 6, 1998)
                                                   through
                                              December 31, 2002
                                             --------------------

Net Operating Loss carryforward                          89,221
Valuation allowance for deferred tax asset             $(89,221)
                                             --------------------

Net deferred tax asset                                     $---
                                             --------------------


As the Company has generated net operating losses from its inception and these is no assurance of the Company's ability to generate future taxable income, a valuation allowance has been established to recognize its deferred tax assets only to the extent of deferred tax liabilities.

                                    Part III

                      Index to and Description of Exhibits


Exhibit
Number    Description of Exhibit

2.1 *     Articles of Incorporation dated October 6, 1998
2.2 *     By-laws of Texxon, Inc. adopted October 6, 1998
3.1 *     Sample Stock Certificate
6.1 **    Texxon, Inc. Non-Qualified Stock Option Plan
6.2 *     License Agreement dated February 22, 2001
6.3 *     Joint Venture Agreement dated February 22, 2001
6.4 *     Employee Agreement for Gifford M. Mabie III dated August 1, 2001
6.5 *     Employee Agreement for Mark L. Lindsey dated August 1, 2001
6.6 *     Indemnification Agreement for Gifford M. Mabie III dated August 1,2001
6.7 *     Indemnification Agreement for Mark L. Lindsey dated August 1, 2001
6.8 *     Dean Guise Agreement dated August 28, 2001
6.9 *     Dr. Mick Bjelopavlic Agreement dated May 13, 2002
23.1 ***  Consent of Rodefer Moss & Co, PLLC
23.2 ***  Consent of Tullius Taylor Sartain and Sartain, LLP
99.1 ***  Certification of Gifford M. Mabie III


*    Filed with Amended Form 10-SB filed November 1, 2002.

**   Filed with S-8 Registration Statement filed January 27, 2003

***  Filed as an Exhibit to this Form 10-KSB

I, Gifford M. Mabie III, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Texxon, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the year in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: April 15, 2003


                                            /s/ Gifford M. Mabie III
                                            -----------------------
                                            Gifford M. Mabie III
                                            CEO and CFO