Form 10QSB
period 2003-03-31
TEXXON INC
filed 2003-05-15
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                        Commission File Number: 000-49648

                                  TEXXON, INC.
        (Exact name of small business issuer as specified in its charter)


            Oklahoma                                    73-1554122
-----------------------------------        -------------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 Incorporation or organization)



                    331 East Chilton Dr., Chandler, AZ 85225
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: (480) 926-5508

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to such  filing  requirements  for the past 90 days.)  YES X   NO
                                                                   ----    ----

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 15,794,070 shares as of May 1, 2003.

                                  TEXXON, INC.
                Form 10-QSB for the quarter ended March 31, 2003

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

         When used in this Quarterly Report on Form 10-QSB, "Texxon," "we," "our," and "us" refers to Texxon, Inc., an Oklahoma corporation.

                                      INDEX



Part I.  Financial Information

     Item 1.  Financial Information


         Balance Sheet at March 31, 2003 (Unaudited)..............................................         3

         Statements of Operations From Inception (October 6, 1998) Through March 31, 2003, and
         For The Three Months Ended March 31, 2003 and 2002 (Unaudited)...........................         4

         Statements of Cash Flows From Inception (October 6, 1998) Through March 31, 2003, and
         For The Three Months Ended March 31, 2003 and 2002 (Unaudited)...........................         5

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
     of Operations................................................................................        11

     Item 3.  Controls and Procedures.............................................................        11

Part II. Other Information

     Item 1.  Legal Proceedings...................................................................        18
     Item 2.  Changes in Securities and Use of Proceeds...........................................        18
     Item 3.  Defaults upon Senior Securities.....................................................        18
     Item 4.  Submission of Matters to a Vote of Security Holders.................................        18
     Item 5.  Other Information...................................................................        18
     Item 6.  Exhibits and Reports on Form 8-K....................................................        18

Signatures .......................................................................................        19




                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                                  Balance Sheet
                           March 31, 2003 (Unaudited)



                                        ASSETS
Current Assets
Cash                                                                 $ 1,187
Inventory                                                              1,520
Prepaid expenses                                                     290,979
                                                                   ---------
Total Current Assets                                                 293,686
                                                                   ---------
Property, Plant & Equipment, Net
Manufacturing equipment                                               72,687
Automobiles                                                           29,000
Office equipment                                                      19,684
Accumulated depreciation                                             (30,896)
                                                                   ---------
Total Property, Plant & Equipment, Net                                90,475
                                                                   ---------
Other Assets
Deposits                                                               6,375
                                                                   ---------
TOTAL ASSETS                                                       $ 390,536
                                                                   =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                                    $ 10,443
Notes payable - shareholders                                          36,105
Accrued interest on shareholder notes                                  2,714
Accrued salaries                                                     300,000
Current maturities of long-term debt                                   4,780
                                                                   ---------
Total Current Liabilities                                            354,042
                                                                   ---------
Long-term debt - note payable                                         11,156
                                                                   ---------
Total Liabilities                                                    365,198
                                                                   ---------
Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares
   authorized; no shares issued or outstanding                             -
Common stock, $.001 par value; 45,000,000 shares
   authorized; 15,794,070 shares issued and outstanding               15,794
Additional paid-in capital                                         1,314,294
Deficit accumulated during the exploration stage                  (1,304,750)
                                                                   ---------
Total Stockholders' Equity                                            25,338
                                                                   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 390,536
                                                                   =========


The accompanying notes are an integral part of the interim financial statements.


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Operations
          From Inception (October 6, 1998) Through March 31, 2003, and
         For The Three Months Ended March 31, 2003 and 2002 (Unaudited)



                                                 Inception             Three Months Ended
                                        October 6, 1998 to      ----------------------------------
                                            March 31, 2003      March 31, 2003      March 31, 2002
                                        ------------------      --------------      --------------

Revenue                                               $ -                 $ -                 $ -

Expenses
Platinum and chemical purchases                  $ 23,852             $ 9,559             $ 3,069
Other operating expenses                        1,276,678             387,168             117,320
                                        ------------------      --------------      --------------
Total operating expenses                        1,300,530             396,727             120,389
                                        ------------------      --------------      --------------
Operating loss                                 (1,300,530)           (396,727)           (120,389)

Interest expense                                    5,193               1,408                   -

Interest income                                       973                   -                   2
                                        ------------------      --------------      --------------
Net loss                                     $ (1,304,750)         $ (398,135)         $ (120,387)
                                        ==================      ==============      ==============
Weighted average shares outstanding             4,129,193          15,659,701          10,711,034
                                        ------------------      --------------      --------------
Loss per share, basic and diluted                 $ (0.32)            $ (0.03)            $ (0.01)
                                        ------------------      --------------      --------------



The accompanying notes are an integral part of the interim financial statements.



                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Cash Flows
          From Inception (October 6, 1998) Through March 31, 2003, and
         For The Three Months Ended March 31, 2003 and 2002 (Unaudited)




                                                                       Inception               Three Months Ended
                                                            (October 6, 1998) to      -----------------------------------
                                                                  March 31, 2003      March 31, 2003       March 31, 2002
                                                            --------------------      --------------       --------------
Operating Activities:
Net loss                                                            $ (1,304,750)         $ (398,135)          $ (120,387)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation expense                                                      30,896               4,841                4,793
Issuance of stock and options for services                               770,700             125,000                    -
Changes in operating assets and liabilities:
Inventory                                                                 (1,520)              8,709                2,430
Prepaid expenses                                                        (290,978)            178,607               36,938
Accrued interest                                                           3,677               1,079                    -
Accrued salaries                                                         300,000              60,000                    -
Accounts payable                                                          10,443              (8,810)              53,804
                                                            --------------------      --------------       --------------
Net Cash Used in Operating Activities                                   (481,532)            (28,709)             (22,422)
                                                            --------------------      --------------       --------------
Investing Activities:
Deposits                                                                  (6,375)                  -                    -
Purchases of property and equipment                                     (117,871)                  -                    -
                                                            --------------------      --------------       --------------
Net Cash Used in Investing Activities                                   (124,246)                  -                    -
                                                            --------------------      --------------       --------------
Financing Activities:
Loans from related parties                                               103,104              21,999               20,000
Proceeds from issuance of long-term debt                                  20,000                   -                    -
Payments on loans from related parties                                   (25,000)                  -                    -
Payments on long-term debt                                                (4,064)             (1,138)                   -
Proceeds from issuance of common stock                                   512,925               6,750                2,625
                                                            --------------------      --------------       --------------
Net Cash Provided by Financing Activities                                606,965              27,611               22,625
                                                            --------------------      --------------       --------------
Change in Cash                                                             1,187              (1,098)                 203
Cash at Beginning of Period                                                    -               2,285                2,697
                                                            --------------------      --------------       --------------
Cash at End of Period                                                    $ 1,187             $ 1,187              $ 2,900
                                                            ====================      ==============       ==============

Supplemental disclosure of cash flow information
Cash Paid for Interest                                                     2,512                 329                    -
                                                            --------------------      --------------       --------------

Non-cash investing and financing activities
Common stock issued for office equipment                                 $ 3,500                 $ -              $ 3,500
Common stock issued as payment of loans to related parties                42,963                   -                    -
                                                            --------------------      --------------       --------------





The accompanying notes are an integral part of the interim financial statements.

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                          Notes to Financial Statements
                       March 31, 2003 and 2002 (Unaudited)


Note 1--Organization and Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading.

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

Earnings (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) available to Common Stockholders for the period by the weighted average shares of Common
Stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of Common Stock assumes the dilutive effect of stock options. All 1,500,000 options outstanding at December 31, 2002 were excluded from the EPS calculation as their effect was anti-dilutive.

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

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early exploration stage and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. As shown in the accompanying financial statements, the Company incurred a net loss of $1,304,750 during the period from October 6, 1998 (date of inception) to March 31, 2003. Management intends to provide the necessary development and operating capital through sales of its common stock and commencement of sales of the platinum derived from the licensed product. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and commencement of sales of the platinum derived from the licensed product. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--Accrued Salaries

Effective January 1, 2002, the Company began accruing compensation pursuant to employment agreements dated August 1, 2001. The accrued salaries balance at March 31, 2003, includes $300,000 that the Company owes its officers pursuant to the employment agreements. The Company has breached the employment agreements, and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid.

Note 4--Notes Payable

Included in current liabilities is $36,105 in notes payable to two stockholders. The notes are unsecured, accrue interest at 12% and at a default rate of 16% and are due on demand (see Note 8 "Related Party Transactions). As of March 31, 2003, the Company had recorded accrued interest in the amount of $3,779 related to these notes as shown on the Balance Sheet.

Note 5--Long-term Debt

Long-term Debt - note payable is comprised of the following:

      Note payable to a bank, interest at 7.88%, principal and interest payments of $489 due monthly through April 2005, secured by an automobile

      Principal maturities in years subsequent to March 31, 2003 are as follows:

       Year Ending
       December 31,

           2003                                  $    3,549
           2004                                       5,070
           2005                                       5,484
           2006                                       1,833
                                                 ------------
                                                 $   15,936
                                                 ------------

Note 6--Commitments and Contingencies

Texxon leases approximately 5,800 square feet of commercial office space under a one year operating lease dated May 20, 2002 and effective June 1, 2002. The office space is shared with another company in which Texxon's officers are officers, directors, employees or shareholders. The contract calls for monthly payments of $4,080. The current lease is a renewal of the original lease dated July 20, 2001. Under the original lease agreement, the Company was obligated to pay $3,908 per month. For the period from inception to March 31, 2003 and for the three months ended March 31, 2003 and 2002, the Company recorded rent expense of $81,347, $8,240 and $7,972, respectively. The Company was required to pay a deposit for this space in the amount of $5,435. This amount is included in "Deposits" on the Company's balance sheet. During the three months ended March 31, 2003, the Company received $4,000 from the other company for the shared office space which was offset against rent expense.


Note 7--Related Party Transactions

During 2002, the Company borrowed $56,105 from its President and Vice-President and certain related parties. The loans were unsecured, were due December 31, 2002 and provided for an interest rate of 12% that changed to 16% upon default. During December 2002, the Company repaid $42,000 of the outstanding loans and $963 of accrued interest on those loans with 300,000 shares of the Company's common stock, par value $0.001. The shares were valued at $.14 per share which is the price that has been used to calculate other recent stock transactions. Currently, the Company is in default on these loans and as such, on January 1, 2003, the Company began accruing interest at 16%. At March 31, 2003, the outstanding unpaid principal amount of these loans was $14,105. The accumulated interest on these loans amounted to $2,191.

During January 2003, the Company borrowed $22,000 from its President and Vice-President. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At March 31, 2003, the remaining unpaid portion of these loans is $22,000 and the related accumulated interest is $523.

Note 8--Common Stock and Paid In Capital

Texxon is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 15,794,070 shares were outstanding as of March 31, 2003. Texxon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding.

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

On December 16, 2002, the Company issued 30,000 shares of the Company's common stock to a consultant in connection with a consulting agreement signed on the same date. The term of the agreement is six months during which time the consultant will provide services to the Company related to the identification and evaluation of financing options available to the Company. The shares were valued at $0.14 per share based on the share price of other stock transactions recently completed. The Company recorded prepaid consulting expense related to the transaction in the amount of $4,200.

On December 16, 2002, the Company issued 1,500,000 shares of common stock to a consultant pursuant to an agreement executed on that same date. The shares were valued at $0.14 per share based on the share price of other stock transactions recently completed. As outlined in the agreement, the consultant will provide services that include but are not limited to advice to the Company's management regarding possible financing options and marketing strategies and the performance of investor relations services. The length of the agreement is six months. The Company recorded prepaid consulting expense related to this transaction in the amount of $210,000.

On December 19, 2002, the Company issued 485,714 shares of the Company's common stock to a consultant in connection with a consulting agreement signed on the same date. The term of the agreement is one year during which time the consultant will assist the Company in the enhancement of the platinum recovery process currently in use. The shares were valued at $0.14 per share based on the share price of other stock transactions recently completed. The Company recorded prepaid consulting expense related to the transaction of approximately $68,000.

On December 20, 2002, the Company reserved 1,000,000 shares for and issued 500,000 shares to Madison and Wall, Inc. pursuant to an investor relations service agreement signed on that same day. The shares were valued at $0.14, based on the share price of other stock transactions recently completed. The 1,000,000 reserved shares will be issued based on Madison and Wall's ability to perform which will be determined at the sole discretion of the Company. At March 31, 2003, none of the remaining 1,000,000 shares had been issued.

On December 31, 2002, the Company issued 300,000 shares of common stock to certain stockholders as repayment of their outstanding loans to the Company. The shares were valued at $0.14 per share based on the share price of other stock transactions recently completed. The 300,000 shares paid an outstanding principal balance of $42,000 and accrued interest of $963.

On January 2, 2003, the Company issued 214,286 shares of its $0.001 par value common stock to the Company's three board members role as directors. The shares were valued at $0.14 per share which is the share price of other stock transactions recently completed. The Company recognized $90,000 in compensation cost relating to the issuance of these shares.

On January 27, 2003, the Company issued 250,000 shares of common stock to its corporate attorney for legal services. The shares were valued at $0.14 per share which is the share price of other stock transactions recently completed. The Company recognized $35,000 in legal expenses relating to the issuance of these shares.

During February and March 2003, the Company sold 67,500 shares of its $0.001 par value common stock to three accredited investors for $6,750 in cash. The shares were valued at $0.10 per share which was determined by the board to be the fair market value of the stock.

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

At March 31, 2003, no options were exercisable, 2,000,000 options were canceled, no options were granted, vested or forfeited and 1,500,000 options were outstanding.

Note 9--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred income tax asset are as follows:

                                                      From inception
                                                     (October 6, 1998)
                                                          through
                                                      March 31, 2003
                                                    --------------------

 Net Operating Loss carryforward                               181,577
 Valuation allowance for deferred tax asset                  $(181,577)
                                                    --------------------

 Net deferred tax asset                                      $      --
                                                    --------------------


As the Company has generated net operating losses from its inception and these is no assurance of the Company's ability to generate future taxable income, a valuation allowance has been established to recognize its deferred tax assets only to the extent of deferred tax liabilities.

Note 10--Subsequent Events

On April 3, 2003, the Company borrowed $9,000 from its President and Vice-President. The loans are unsecured, are due on December 31, 2003 and provide from an interest rate of 12% that changes to 16% upon default.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      Plan of Operation

(ii)     Cash Requirements

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

         (iii) Any expected purchase or sale of plant and significant equipment

         Upon the completion of efforts to raise capital, the Company intends to purchase the necessary equipment to achieve its objectives for the next twelve months. There is no planned sale of any equipment.

         (iv) Any expected significant changes in number of employees

         We do not expect any significant changes in the number of employees.

                                  RISK FACTORS



     Some of the statements contained in this registration statement, including information incorporated by reference, discuss future expectations, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors, several of which are beyond the Company's control that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In light of the risks, assumptions, and uncertainties involved, there can be no assurance that the forward looking information contained in this Registration Statement will in fact transpire or prove to be accurate.


We Have A Limited Operating History
     We have only been operating since October 1998. Accordingly, we have a limited operating history upon which an evaluation of our performance and prospects can be based. We face all of the risks common to companies in their early stage of development, including:

                      -Under Capitalization
                      -Cash Shortages
                      -An Unproven Business Model
                      -A Product in the Development Stage
                      -Lack of Revenue, Cash flow, and Earnings to be
                       Self-sustaining

     Our failure to successfully address any of the risks described above will have a material adverse effect on our business, financial condition and on the price of our common stock.


We Expect Future Losses
     As of March 31, 2003, we have lost $1,304,750 since the date of inception, October 6, 1998. We expect to continue to incur losses until we commence the operation of our production plant. We expect to incur losses during the operation of our pilot plant. There is no assurance that we will be able to develop commercially viable products or to generate net revenue from the sale of our products, or to achieve or maintain profitable operations.


Our Products Are Still In Development
     Texxon has no products or services for sale at this time. The platinum extraction process is still in the process enhancement stage. Platinum has not yet been produced using a continuous process that will be required for profitable operations. We have not submitted to or received environmental approval from regulatory authorities. Permits may be required before we can operate the extraction process in the United States. There is no assurance that the process will be commercially viable or that the regulators will approve the process for use in the U.S.



If We Cannot Generate Adequate, Profitable Sales Of Our Products, We Will Not Be Successful
     In order to succeed as a Company, we must develop a commercially viable product and sell adequate quantities at a high enough price to generate a profit. We may not accomplish these objectives. Even if we succeed in developing a commercially viable product, a number of factors may affect future sales of our product. These factors include:

     - The world market price of platinum;
     - Acceptance of the grade of platinum as produced by our technology by manufacturers and other purchasers; - Whether the cost of our product is competitive in the marketplace.

We Must Raise Additional Funds To Commence Operations
     We require substantial additional working capital to build, equip and commence production after completing pilot plant operations. There is no assurance that the additional capital required will be available to Texxon on acceptable terms when needed, if at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans of constructing a production facility, and would have minimal capital remaining to pursue other opportunities. The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of planned operations. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company. Any additional capital may involve substantial dilution to the interests of Texxon's then existing shareholders.


We May Not Be Able To Borrow Funds If Needed
     There currently are no limitations on the Company's ability to borrow funds to increase the amount of capital available to the Company to complete its business plan. However, the limited resources of the Company and lack of operating history will make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in the best interests of the Company. The inability of the Company to borrow funds required to fund the pilot operations, or to provide funds for an additional infusion of capital into a production facility, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

We Are Unable To Ascertain Risks Relating To The Industry
     The Company has limited experience in the precious metals industry and may not be aware of all the customs, practices and competitors in that industry. The consultants that the Company plans to retain may not have had sufficient experience to enable the Company to completely understand the characteristics of the industry. The Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. An extremely high level of risk frequently characterizes certain industries, which experience rapid growth. Although management will endeavor to evaluate the risks inherent in this particular industry, there can be no assurance that the Company will properly ascertain or assess all such risks.


We May Not Be Able To Market And Distribute Our Products
     Our success depends, in part, on our ability to market and distribute our products effectively. We have no experience in the sale or marketing of precious metals. We have no marketing or distribution capabilities and we will need to retain consultants that have contacts in and understand the precious metals marketplace. We may not be successful in entering into marketing arrangements, whether engaging independent distributors or recruiting, training and retaining a marketing staff and sales force of our own.


Intense Competition Could Harm Our Financial Performance
     There are a number of companies, universities and research organizations actively engaged in research and development of technology that may be similar to the precious metals extraction process that has been licensed by Texxon. Our competitors may have substantially greater assets, technical staffs, established market shares, and greater financial and operating resources than we do. There is no assurance that we can successfully compete.

We Do Not Own The Process And Will Not Own Any Improvements
     The precious metals extraction technology is owned by Russell Twiford and licensed to Texxon. Improvements to the process will be owned by Mr. Twiford. The process owner is responsible for recording all parts and specifications of the invention and to cooperate and coordinate with Texxon on any patent filings and to provide copies of material documents relevant to any such filings. The process owner may be unwilling or unable to provide the information required for the protection of the invention.


There May Be Competing Products In The Future
     If competing products are able to generate an increased supply of platinum, the Company could suffer the adverse effects of a price decline which may affect the profitability of the Company. There is no assurance that competing products will not be developed.


Our  Lack Of Patent Protection Could Adversely Affect Our Ability To Compete
     The precious metal extraction process is not currently covered by any U.S. or foreign patent. If part or all of the process is acquired by others, the Company will not have any patent protection and if patents were filed by others, the Company may be prevented from continuing operations if the extraction process infringes on the patent filed by others.

We Are Dependent Upon The Services Of The Researchers And Our Employees
     The precious metals extraction process has been developed by Russell Twiford. The pilot plant and subsequent production facility will be operated by the officers of the Company under the guidance of Mr. Twiford. The loss of the services of Mr. Twiford and the inability to retain an acceptable substitute could have a material adverse effect on Texxon. The License Agreement with Mr. Twiford continues in effect in perpetuity.

     The Company is dependent upon the services of its officers and consultants. The loss of the services of these key personnel or the inability to retain such experienced personnel could have a material adverse effect on Texxon. The officers of Texxon have entered into employee agreements with the Company that provide for automatic two-year renewals after the expiration of the initial term, August 1, 2002. The Company does not currently maintain key man insurance on the officers of the Company.

Concentration Of Stock Ownership
     Our officers, consultants and our key employees own a substantial number of shares of the outstanding common stock. The joint venture agreement provides that Texxon must exercise the right to acquire PGM within 30 days after the end of the first fiscal year of profitable operations. Texxon will exercise the right to acquire PGM. The Joint Venture Agreement requires the issuance of up to 12,000,000 shares pursuant to the acquisition of PGM Corporation. Accordingly, these groups of shareholders, and potential shareholders, exercise substantial influence over our business and the election of members to the Board of Directors. If the acquisition of PGM occurs, the shareholders of PGM may impose conditions that would have a negative impact on the operations of the Company.

Unanticipated Obstacles to Execution of the Business Plan
     The Company's business plans may change significantly. Many of the Company's potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Management reserves the right to make significant modifications to the Company's stated strategies depending on future events.


Protection for Proprietary Rights; Reliance on Trade Secrets
     In certain cases, for example exact timing, operating temperatures or measurements, where the disclosure of this or similar information required to obtain a patent would divulge proprietary data, the Company may choose not to patent parts of the proprietary technology and processes which the Company has developed or may develop in the future and rely on trade secrets to protect the proprietary technology and processes. The protection of proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. The Company may also be subject to claims by other parties with regard to the use of technology information and data which may be deemed proprietary to others.

Broker - Dealer Sales of Shares
     The Company's Common Stock is not presently included for trading on any exchange, and there can be no assurances that the Company will ultimately be registered on any exchange. The NASDAQ Stock Market, Inc. has recently enacted certain changes to the entry and maintenance criteria for listing eligibility on the NASDAQ SmallCap Market. The entry standards require at least $4 million in net tangible assets or $750,000 net income in two of the last three years. The proposed entry standards would also require a public float of at least 1 million shares, $5 million value of public float, a minimum bid price of $2.00 per share, at least three market makers, and at least 300 shareholders. The maintenance standards (as opposed to entry standards) require at least $2 million in net tangible assets or $500,000 in net income in two of the last three years, a public float of at least 500,000 shares, a $1 million market value of public float, a minimum bid price of $1.00 per share, at least two market makers, and at least 300 shareholders.

     There is no trading market for our common stock and there is no assurance that a trading market will ever be established, developed or maintained. Even if our common stock is approved for trading over-the-counter, we will be subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the Company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker's commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. These "penny stock rules," therefore, may make it difficult, if not impossible, to sell your shares.

Offering Price
     The price of the Shares offered has been arbitrarily established by Texxon, Inc., considering such matters as the state of the Company's business development and the general condition of the industry in which it operates. The offering price bears little relationship to the assets, net worth, or any other objective criteria of value applicable to Texxon, Inc.

Projections:  Forward Looking Information
     Management has prepared projections regarding Texxon, Inc.'s anticipated financial performance. The Company's projections are hypothetical and based upon the historical financial performance of the Company, the addition of a sophisticated and well funded marketing plan, and other factors influencing the business of Texxon, Inc. The projections are based on Management's best estimate of the probable results of operations of the Company, based on present circumstances, and have not been reviewed by Texxon, Inc.'s independent accountants. These projections are based on several assumptions, set forth therein, which Management believes are reasonable. Some assumptions upon which the projections are based, however, invariably will not materialize due the inevitable occurrence of unanticipated events and circumstances beyond Management's control. Therefore, actual results of operations will vary from the projections, and such variances may be material. Assumptions regarding future changes in sales and revenues are necessarily speculative in nature. In addition, projections do not and cannot take into account such factors as general economic conditions, unforeseen regulatory changes, the entry into Texxon, Inc.'s market of additional competitors, the terms and conditions of future capitalization, and other risks inherent to the Company's business. While Management believes that the projections accurately reflect possible future results of Texxon, Inc.'s operations, those results cannot be guaranteed.

Limited Experience Of Management And Potential Conflicts Of Interest
     The officers and consultants of Texxon have had limited experience in the precious metals industry. In addition, the consultants retained by the Company are associated with other firms involved in a range of business activities. Consequently, there are potential conflicts of interest. The Company may suffer damage if the consultants are involved with other companies that are pursuing the development of a similar technology and inadvertently or intentionally disclose proprietary information to these companies. The Articles of Incorporation and the bylaws of the Company do not provide for the resolution of conflicts of interest, however the agreements with the inventor and consultant provide for arbitration of disputes. If a conflict of interest develops, the Company will seek resolution by arbitration. Management estimates that not more than 50% of the consultants' time will be devoted to Texxon's activities.

There Is Limited Likelihood Of A Regular Trading Market For The Common Stock A
     public market for the common stock does not exist and there can be no assurance that one will ever develop, or if developed, will continue. Creation of a public market for the common stock depends on, (i) acceptance of the Company on an exchange or interdealer quotation system, (ii) filing of a Form 15c211 with NASDAQ for trading on the bulletin board, or (iii) registration of the shares through a registration statement filed under the Securities Act of 1933, as amended (the "Securities Act"). Such actions may be costly and difficult and could potentially fail. If so, it would substantially hinder the liquidity of the common stock. If no market develops, it may be difficult or impossible for the holders of the common stock to sell their securities if they should desire to do so. In addition, there are substantial restrictions on the sale or transfer of common stock imposed by federal and state security laws, if the shares of common stock of the Company are not registered through a registration statement. If the shares are registered, there are no assurances that a regular trading market will develop for any of the common stock and that, if developed, any such market will be sustained.

Going Concern
     We are an Exploration stage Company with no revenues. We will not have revenues until such time as a commercially viable production facility is developed. Until then, development efforts will depend upon our ability to raise sufficient operating capital. If such capital is not raised, we will not be able to continue as a going concern.

(c) Off Balance Sheet Arrangements

None

ITEM 3.  CONTROLS AND PROCEDURES

Texxon's Chief Executive Officer has evaluated the effectiveness of Texxon's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, the officer has concluded that Texxon's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to Texxon required to be included in Texxon's periodic filings under the Exchange Act. There have not been any significant changes in Texxon's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of  Proceeds

         Our notes to the financial statements for the three months ended March 31, 2003 contain details about of sales of common stock during the period and any changes in the rights of the holders of any class of registered securities. The financial statements for the three months ended March 31, 2003 and the accompanying notes are incorporated herein by reference.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

          99.1 Certification  Pursuant to 18 U.S.C. 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

(b) Form 8-K:

          Form 8-K filed with the Securities and Exchange Commission on March 14, 2003 which relates to Texxon, Inc.'s change in accountants.

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


Dated:  May 15, 2003

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

         4. I am responsible for establishing for maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

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

         May 15, 2003

                                  By: /s/ Gifford Mabie, III
                                  ----------------------------
                                  Gifford Mabie, III,
                                  President and CEO,
                                  Principal Accounting Officer