Form 10QSB
period 2003-06-30
TEXXON INC
filed 2003-08-14
CIK 1114208

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                        Commission File Number: 000-49648

                                  TEXXON, INC.
        (Exact name of small business issuer as specified in its charter)


            Oklahoma                                      73-1554122
----------------------------------            ----------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
 Incorporation or organization)



                    331 East Chilton Dr., Chandler, AZ 85225
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: (480) 926-5508

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES X NO___

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 10,722,640 shares as of July 31, 2003.

                                  TEXXON, INC.
                 Form 10-QSB for the quarter ended June 30, 2003

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

         When used in this Quarterly Report on Form 10-QSB, "Texxon," "we," "our," and "us" refers to Texxon, Inc., an Oklahoma corporation.

                                      INDEX




Part I.  Financial Information

     Item 1.  Financial Information

         Balance Sheet at June 30, 2003 (Unaudited)...............................................         3

         Statements of Operations From Inception (October 6, 1998) Through June 30, 2003, and For The
         Six Months Ended June 30, 2003 and 2002, and For The Three Months Ended June 30, 2003 and
         2002 (Unaudited).........................................................................         4

         Statements of Cash Flows From Inception (October 6, 1998) Through June 30, 2003, and For The
         Six Months Ended June 30, 2003 and 2002 (Unaudited)......................................         5

         Statements of Stockholders' Equity From Inception (October 6, 1998) Through June 30, 2003, and
         For The Six Months Ended June 30, 2003 and 2002 (Unaudited)..............................         6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
     of Operations................................................................................        14

     Item 3.  Controls and Procedures.............................................................        19
Part II. Other Information

     Item 1.  Legal Proceedings...................................................................        20
     Item 2.  Changes in Securities and Use of Proceeds...........................................        20
     Item 3.  Defaults upon Senior Securities.....................................................        20
     Item 4.  Submission of Matters to a Vote of Security Holders.................................        20
     Item 5.  Other Information...................................................................        20
     Item 6.  Exhibits and Reports on Form 8-K....................................................        20

Signatures .......................................................................................        21




                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                                  Balance Sheet
                            June 30, 2003 (Unaudited)



                                        ASSETS
Current Assets
Cash                                                                   $ 8,415
Inventory                                                                  305
Prepaid expenses                                                        31,764
Total Current Assets                                                    40,484

Property, Plant & Equipment, Net
Manufacturing equipment                                                 72,687
Automobiles                                                             29,000
Office equipment                                                        19,684
Accumulated depreciation                                               (35,736)
Total Property, Plant & Equipment, Net                                  85,635

Other Assets
Deposits                                                                 6,375

TOTAL ASSETS                                                         $ 132,494

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                                       $ 8,569
Notes payable - shareholders                                            90,105
Accrued interest on shareholder notes                                    4,549
Accrued salaries                                                       360,000
Current maturities of long-term debt                                     4,875
Total Current Liabilities                                              468,098

Long-term debt - note payable                                            9,901

Total Liabilities                                                      477,999

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares
   authorized; no shares issued or outstanding                               -
Common stock, $.001 par value; 100,000,000 shares
   authorized; 10,722,640 shares issued and outstanding                 10,723
Additional paid-in capital                                             911,194
Deficit accumulated during the exploration stage                    (1,267,422)
Total Stockholders' Equity                                            (345,505)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 132,494


The accompanying notes are an integral part of the interim financial statements.


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Operations
           From Inception (October 6, 1998) Through June 30, 2003, and
              For The Six Months Ended June 30, 2003 and 2002, and
          For The Three Months Ended June 30, 2003 and 2002 (Unaudited)




                                               Inception             Six Months Ended                    Three Months Ended
                                      October 6, 1998 to     ---------------------------------     -------------------------------
                                           June 30, 2003     June 30, 2003       June 30, 2002     June 30, 2003     June 30, 2002
                                      ------------------     -------------       -------------     -------------     -------------

Revenue                                     $          -        $        -          $        -          $      -        $        -

Expenses
Platinum and chemical purchases             $     27,564        $   13,271          $    4,311          $  2,617        $    1,242
Other operating expenses                       1,233,497           343,987             245,252           (41,466)          127,932
                                      ------------------     -------------       -------------     -------------     -------------
Total operating expenses                       1,261,061           357,258             249,563           (38,849)          129,174
                                      ------------------     -------------       -------------     -------------     -------------
Operating loss                                (1,261,061)         (357,258)           (249,563)           38,849          (129,174)

Interest expense                                   7,334             3,549               1,410             1,521             1,410

Interest income                                      973                 -                   2                 -                 2
                                      ------------------     -------------       -------------     -------------     -------------
Net loss                                    $ (1,267,422)       $ (360,807)         $ (250,971)         $ 37,328        $ (129,172)
                                      ==================     =============       =============     =============     =============

Weighted average shares outstanding            4,711,495        15,421,811          10,711,662        15,186,534        10,737,506
                                      ------------------     -------------       -------------     -------------     -------------

Loss per share, basic and diluted                $ (0.27)          $ (0.02)            $ (0.02)           $ 0.00           $ (0.01)
                                      ------------------     -------------       -------------     -------------     -------------





The accompanying notes are an integral part of the interim financial statements.


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Cash Flows
           From Inception (October 6, 1998) Through June 30, 2003, and
           For The Six Months Ended June 30, 2003 and 2002 (Unaudited)



                                                                      Inception              Six Months Ended
                                                           (October 6, 1998) to     ----------------------------------
                                                                  June 30, 2003     June 30, 2003        June 30, 2002
                                                           --------------------     -------------        -------------

Operating Activities:
Net loss                                                           $ (1,267,422)       $ (360,807)          $ (250,971)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation expense                                                     35,737             9,682                9,586
Issuance of stock and options for services                              770,700           125,000                    -
Changes in operating assets and liabilities:
Inventory                                                                  (305)            9,924                3,751
Prepaid expenses                                                       (427,935)           41,650               76,749
Accrued interest                                                          5,512             2,914                    -
Accrued salaries                                                        360,000           120,000                    -
Accounts payable                                                          8,569           (10,684)             119,429
                                                           --------------------     -------------        -------------
Net Cash Used in Operating Activities                                  (515,144)          (62,321)             (34,456)
                                                           --------------------     -------------        -------------
Investing Activities:
Deposits                                                                 (6,375)                -                    -
Purchases of property and equipment                                    (117,871)                -                    -
                                                           --------------------     -------------        -------------
Net Cash Used in Investing Activities                                  (124,246)                -                    -
                                                           --------------------     -------------        -------------
Financing Activities:
Loans from related parties                                              150,104            68,999               20,000
Proceeds from issuance of long-term debt                                 20,000                 -               22,980
Payments on loans from related parties                                  (25,000)                -                    -
Payments on long-term debt                                              (10,224)           (7,298)                (717)
Proceeds from issuance of common stock                                  512,925             6,750                2,625
                                                           --------------------     -------------        -------------
Net Cash Provided by Financing Activities                               647,805            68,451               44,888
                                                           --------------------     -------------        -------------
Change in Cash                                                            8,415             6,130               10,432
Cash at Beginning of Period                                                   -             2,285                2,697
                                                           --------------------     -------------        -------------
Cash at End of Period                                                   $ 8,415           $ 8,415             $ 13,129
                                                           ====================     =============        =============

Supplemental disclosure of cash flow information
Cash Paid for Interest                                                    2,818               635                    -
                                                           --------------------     -------------        -------------

Non-cash investing and financing activities
Common stock issued for office equipment                                $ 3,500               $ -              $ 3,500
Common stock issued as payment of loans to related parties               42,963                 -                    -
Common stock returned to treasury from third parties                     12,000            12,000                    -
Common stock returned to treasury from consultants                      396,171           396,171                    -
                                                           --------------------     -------------        -------------



The accompanying notes are an integral part of the interim financial statements.



                                  Texxon, Inc.
                         (An Exploration Stage Company)

                  Statements of Changes in Stockholders' Equity
             From Inception (October 6, 1998) Through June 30, 2003


                                                                                                                Deficit
                                                                                                             Accumulated
                                                                                    Additional     Common     During the
                                         Preferred Stock         Common Stock         Paid-In      Stock     Exploration
                                        Shares    Amount       Shares      Amount     Capital    Subscribed     Stage         Total
                                        -------   ------    ---------     -------   ---------    ----------  -----------   --------

Balance at inception  (October 6, 1998)       -      $ -            -        $ -          $ -         $ -           $ -         $ -
Common stock issued to founders               -        -    3,000,000      3,000            -      (3,000)            -           -
                                        -------   ------    ---------     -------   ---------    ----------  -----------   --------
Balance, December 31, 2000                    -        -    3,000,000      3,000            -      (3,000)            -           -

Payment of common stock subscribed            -        -            -          -            -       3,000             -       3,000
Options to non-employees                      -        -            -          -        3,500           -             -       3,500
Common stock issued to founders               -        -    3,500,000      3,500            -           -             -       3,500
Common stock issued to third parties          -        -    3,179,784      3,180      453,870                               457,050
Common stock issued for services              -        -    1,000,000      1,000      139,000           -             -     140,000
Common stock issued for assets                -        -       25,000         25        3,475           -             -       3,500
Net loss                                      -        -            -          -            -           -      (394,570)   (394,570)
                                        -------   ------    ---------     -------   ---------    ----------  -----------   --------
Balance, December 31, 2001                    -        -   10,704,784     10,705      599,845           -      (394,570)    215,980

Common stock issued to third parties                          293,214        293       42,332           -             -      42,625
Common stock issued for services              -        -    3,535,714      3,536      498,664           -             -     502,200
Common stock issued as payment of debt        -        -      300,000        300       42,663           -             -      42,963
Net loss                                      -        -            -          -            -           -      (512,045)   (512,045)
                                        -------   ------    ---------     -------   ---------    ----------  -----------   --------
Balance, December 31, 2002                    -      $ -   14,833,712   $ 14,834  $ 1,183,504         $ -    $ (906,615)  $ 291,723

Common stock issued to third parties          -        -       67,500         68        6,683           -             -       6,750
Common stock issued for services              -        -      892,858        893      124,107           -             -     125,000
Common stock retired - third party            -        -   (2,071,430)    (2,071)      (9,929)          -             -     (12,000)
Common stock retired - consultants            -        -   (3,000,000)    (3,000)    (393,171)          -             -    (396,171)
Net loss                                      -        -            -          -            -           -      (360,807)   (360,807)
                                        -------   ------    ---------     -------   ---------    ----------  -----------   --------
Balance, June 30, 2003                        -      $ -   10,722,640   $ 10,723    $ 911,194         $ -   $(1,267,422)  $(345,505)
                                        =======   ======   ==========     =======   ==========   ==========  ===========   ========



The accompanying notes are an integral part of the interim financial statements.

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                          Notes to Financial Statements
                       June 30, 2003 and 2002 (Unaudited)

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

Exploration Stage Operations
The Company was incorporated on October 6, 1998 under the laws of the state of Oklahoma. Since inception, the Company's primary focus has been raising capital and paying for the exclusive license.

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

Earnings (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) available to Common Stockholders for the period by the weighted average shares of Common Stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of Common Stock assumes the dilutive effect of stock options. All 1,500,000 options outstanding at June 30, 2003 were excluded from the EPS calculation as their effect was anti-dilutive.

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

New Accounting Standards
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a significant impact on the Company as the Company has not issued any financial instruments falling within the scope of SFAS No. 150.

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early exploration stage and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. As shown in the accompanying financial statements, the Company incurred a net loss of $1,267,422 during the period from October 6, 1998 (date of inception) to June 30, 2003. Management intends to provide the necessary development and operating capital through sales of its common stock and commencement of sales of the platinum derived from the licensed product. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and commencement of sales of the platinum derived from the licensed product. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--Accrued Salaries

Effective January 1, 2002, the Company began accruing compensation pursuant to employment agreements dated August 1, 2001. The accrued salaries balance at June 30, 2003, includes $360,000 that the Company owes its officers pursuant to the employment agreements. The Company has breached the employment agreements, and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid.

Note 4--Notes Payable

During 2002, the Company borrowed $56,105 from its President and Vice-President and certain related parties. The loans were unsecured, were due December 31, 2002 and provided for an interest rate of 12% that changed to 16% upon default. During December 2002, the Company repaid $42,000 of the outstanding loans and $963 of accrued interest on those loans with 300,000 shares of the Company's common stock, par value $0.001. The shares were valued at $.14 per share which is the price that has been used to calculate other recent stock transactions. Currently, the Company is in default on these loans and as such, on January 1, 2003, the Company began accruing interest at 16%. At June 30, 2003, the outstanding unpaid principal amount of these loans was $9,105. The accumulated interest on these loans amounted to $1,534.

During January 2003, the Company borrowed $22,000 from its President and Vice-President. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At June 30, 2003, the remaining unpaid portion of these loans is $22,000 and the related accumulated interest is $1,181.

During the quarter ended June 30, 2003, the Company borrowed $47,000 from 2 of its shareholders. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At June 30, 2003, the remaining unpaid portion of these loans is $47,000 and the related accumulated interest is $554.

During June 2003, the Company rescinded the stock transactions of four of its shareholders. As such, the 2,071,430 shares were returned to treasury and retired, and the original investment amounts totaling $12,000 became an obligation of the Company. The Company issued notes payable for the $12,000. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At June 30, 2003, the accumulated interest associated with this transaction amounted to $71.

Note 5--Long-term Debt

Long-term Debt - note payable is comprised of the following:

o Note payable to a bank, interest at 7.88%, principal and interest payments of $489 due monthly through April 2005, secured by an automobile

              Principal maturities in years subsequent to June 30, 2003 are as follows:

       Year Ending
       December 31,

           2003               $   2,389
           2004                   5,070
           2005                   5,484
           2006                   1,833
                              ------------
                              $  14,776
                              ------------

Note 6--Commitments and Contingencies

Texxon leases approximately 5,800 square feet of commercial office space under a one year operating lease dated May 20, 2002 and effective June 1, 2002. The office space is shared with another company in which Texxon's officers are officers, directors, employees or shareholders. The contract calls for monthly payments of $4,080. The current lease is a renewal of the original lease dated July 20, 2001. Under the original lease agreement, the Company was obligated to pay $3,908 per month. For the period from inception to June 30, 2003 and for the six months ended June 30, 2003 and 2002, the Company recorded rent expense of $93,009, $19,902 and $27,997, respectively. The Company was required to pay a deposit for this space in the amount of $5,435. This amount is included in "Deposits" on the Company's balance sheet. During the six months ended June 30, 2003, the Company received $4,000 from the other company for the shared office space which was offset against rent expense.


Note 7--Related Party Transactions

During 2002, the Company borrowed $56,105 from its President and Vice-President and certain related parties. The loans were unsecured, were due December 31, 2002 and provided for an interest rate of 12% that changed to 16% upon default. During December 2002, the Company repaid $42,000 of the outstanding loans and $963 of accrued interest on those loans with 300,000 shares of the Company's common stock, par value $0.001. The shares were valued at $.14 per share which is the price that has been used to calculate other recent stock transactions. Currently, the Company is in default on these loans and as such, on January 1, 2003, the Company began accruing interest at 16%. At June 30, 2003, the outstanding unpaid principal amount of these loans was $9,105. The accumulated interest on these loans amounted to $1,534.

During January 2003, the Company borrowed $22,000 from its President and Vice-President. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At June 30, 2003, the remaining unpaid portion of these loans is $22,000 and the related accumulated interest is $1,181.

During the quarter ended June 30, 2003, the Company borrowed $47,000 from 2 of its shareholders. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At June 30, 2003, the remaining unpaid portion of these loans is $47,000 and the related accumulated interest is $554.

During June 2003, the Company rescinded the stock transactions of four of its shareholders. As such, the 2,071,430 shares were returned to treasury and retired, and the original investment amounts totaling $12,000 became an obligation of the Company. The Company issued notes payable for the $12,000. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At June 30, 2003, the accumulated interest associated with this transaction amounted to $71.

Note 8--Common Stock and Paid In Capital

Texxon is authorized to issue 100,000,000 Shares of Common Stock, par value $0.001 per share, of which 10,722,640 shares were outstanding as of June 30, 2003. Texxon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding.

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

On December 16, 2002, the Company issued 1,500,000 shares of common stock to a consultant pursuant to an agreement executed on that same date. The shares were valued at $0.14 per share based on the share price of other stock transactions recently completed. As outlined in the agreement, the consultant will provide services that include but are not limited to advice to the Company's management regarding possible financing options and marketing strategies and the performance of investor relations services. The length of the agreement is six months. The Company recorded prepaid consulting expense related to this transaction in the amount of $210,000. During June 2003, the consulting agreement expired with no services received. The underlying shares were cancelled. The Company reversed the consulting expense related to this agreement in the amount of $192,500 during the three months ended June 30, 2003.

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

On December 20, 2002, the Company reserved 1,000,000 shares for and issued 500,000 shares to Madison and Wall, Inc. pursuant to an investor relations service agreement signed on that same day. The shares were valued at $0.14, based on the share price of other stock transactions recently completed. The 1,000,000 reserved shares will be issued based on Madison and Wall's ability to perform which will be determined at the sole discretion of the Company. During June, 2003, this consulting agreement and the related stock issued were cancelled. The Company reversed the unamortized portion of the prepaid expense related to this agreement at June 30, 2003.

On December 31, 2002, the Company issued 300,000 shares of common stock to certain stockholders as repayment of their outstanding loans to the Company. The shares were valued at $0.14 per share based on the share price of other stock transactions recently completed. The 300,000 shares paid an outstanding principal balance of $42,000 and accrued interest of $963.

On January 2, 2003, the Company issued 214,286 shares of its $0.001 par value common stock to the Company's three board members for their role as directors. The shares were valued at $0.14 per share which is the share price of other stock transactions recently completed. The Company recognized $90,000 in compensation cost relating to the issuance of these shares.

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

During May 2003, the Company sold 200,000 shares of its $0.001 par value common stock to one accredited investor for $20,000 in cash. The shares were valued at $0.10 per share which was determined by the board to be the fair market value of the stock.

During June 2003, the Company rescinded the stock transactions of four of its shareholders. As such, the 2,071,430 shares were returned to treasury and retired, and the original investment amounts totaling $12,000 became an obligation of the Company. The Company issued notes payable for the $12,000. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At June 30, 2003, the accumulated interest associated with this transaction amounted to $71.

Stock Options
On August 28, 2001, the Company adopted a stock option plan (the "Plan"). Under the Plan, incentive stock options (ISOs) may be granted to the Company's officers, key employees and key advisors for the purchase of up to 3,000,000 shares of the Company's common stock. Scheduled vesting is at the discretion of the Plan's committee, and expiration dates for the grants may extend up to ten years from grant date. The exercise prices of the ISOs shall be not less than 100%, of the fair market value of the Company's common stock at grant date. At June 30, 2003, there were 1,500,000 options issued pursuant to the plan.

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

At June 30, 2003, no options were exercisable, 2,000,000 options were canceled, no options were granted, vested or forfeited and 1,500,000 options were outstanding.

Note 9--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred income tax asset are as follows:

                                                   From inception
                                                  (October 6, 1998)
                                                       through
                                                    June 30, 2003
                                                 --------------------

 Net Operating Loss carryforward                          $ 168,885
 Valuation allowance for deferred tax asset                (168,885)
                                                 --------------------
 Net deferred tax asset                              $          ---
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

                                  RISK FACTORS



     Some of the statements contained in this registration statement, including information incorporated by reference, discuss future expectations, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors, several of which are beyond the Company's control that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In light of the risks, assumptions, and uncertainties involved, there can be no assurance that the forward looking information contained in this quarterly report will in fact transpire or prove to be accurate.


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


We Expect Future Losses
     As of June 30, 2003, we have losses of $1,267,422 since the date of inception, October 6, 1998. We expect to continue to incur losses until we commence the operation of our production plant. We expect to incur losses during the operation of our pilot plant. There is no assurance that we will be able to develop commercially viable products or to generate net revenue from the sale of our products, or to achieve or maintain profitable operations.


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

ITEM 3.  CONTROLS AND PROCEDURES

Texxon's Chief Executive Officer has evaluated the effectiveness of Texxon's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, this officer has concluded that Texxon's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to Texxon required to be included in Texxon's periodic filings under the Exchange Act. There have not been any significant changes Texxon's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of  Proceeds

         On June 24, 2003, a majority of shareholders approved an increase in the authorized number of shares of common stock from 45,000,000 shares to 100,000,000 shares. Additionally, they approved a motion that the Board, in its sole discretion and without further notice or approval of the Company's shareholders, be granted authority to adjust the number shares of the Company's common stock outstanding in order to raise capital and/or to conform to the listing requirements of the NASDAQ Small Cap, NASDAQ National Market System or AMEX.

         Our notes to the financial statements for the six months ended June 30, 2003 contain details about of sales of common stock during the period and any changes in the rights of the holders of any class of registered securities. The financial statements for the six months ended June 30, 2003 and the accompanying notes are incorporated herein by reference.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

          31.1 Certification of Chief Executive Officer (and Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification  Pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

(b) Form 8-K:

          None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                  Texxon, Inc.
                                  (Registrant)


                                     /s/ Gifford Mabie, III
                                     -----------------------------------
                                     Gifford Mabie III, President and CEO


Dated:  August 14, 2003