Form 10QSB
period 2003-09-30
TEXXON INC
filed 2003-11-14
CIK 1114208

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                        Commission File Number: 000-49648

                                  TEXXON, INC.
        (Exact name of small business issuer as specified in its charter)


             Oklahoma                                   73-1554122
----------------------------------          ------------------------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 10,724,640 shares as of October 31, 2003.

                                  TEXXON, INC.
              Form 10-QSB for the quarter ended September 30, 2003

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

         When used in this Quarterly Report on Form 10-QSB, "Texxon," "we," "our," and "us" refers to Texxon, Inc., an Oklahoma corporation.



                                      INDEX


Part I.  Financial Information

     Item 1.  Financial Information

         Balance Sheet at September 30, 2003 (Unaudited)..........................................         3

         Statements of Operations From Inception (October 6, 1998) Through September 30, 2003, and For
         The Nine Months Ended September 30, 2003 and 2002, and For The Three Months Ended September
         30, 2003 and 2002 (Unaudited)............................................................         4

         Statements of Cash Flows From Inception (October 6, 1998) Through September 30, 2003, and For
         The Nine Months Ended September 30, 2003 and 2002 (Unaudited)............................         5

     Item 2.  Plan of Operation...................................................................        13

     Item 3.  Controls and Procedures.............................................................        18

Part II. Other Information

     Item 1.  Legal Proceedings...................................................................        19
     Item 2.  Changes in Securities and Use of Proceeds...........................................        19
     Item 3.  Defaults upon Senior Securities.....................................................        19
     Item 4.  Submission of Matters to a Vote of Security Holders.................................        19
     Item 5.  Other Information...................................................................        19
     Item 6.  Exhibits and Reports on Form 8-K....................................................        19

Signatures .......................................................................................        20



                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                                  Balance Sheet
                         September 30, 2003 (Unaudited)



                                        ASSETS
Current Assets
Cash                                                                  $ 4,017
Prepaid expenses                                                       15,044
                                                                    ---------
Total Current Assets                                                   19,061
                                                                    ---------
Property, Plant & Equipment, Net
Manufacturing equipment                                                72,687
Office equipment                                                       19,684
Accumulated depreciation                                              (28,010)
                                                                    ---------
Total Property, Plant & Equipment, Net                                 64,361
                                                                    ---------
Other Assets
Deposits                                                                4,940
                                                                    ---------
TOTAL ASSETS                                                         $ 88,362
                                                                    =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable                                                     $ 13,256
Notes payable - shareholders                                          102,305
Accrued interest on shareholder notes                                   7,222
Accrued salaries                                                      420,000
                                                                    ---------
Total Current Liabilities                                             542,783
                                                                    ---------
Total Liabilities                                                     542,783
                                                                    ---------
Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares
   authorized; no shares issued or outstanding                              -
Common stock, $.001 par value; 100,000,000 shares
   authorized; 10,724,640 shares issued and outstanding                10,725
Additional paid-in capital                                            911,392
Deficit accumulated during the exploration stage                   (1,376,538)
                                                                    ---------
Total Stockholders' Equity (Deficit)                                 (454,421)
                                                                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $ 88,362
                                                                    =========

The accompanying notes are an integral part of the interim financial statements.


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Operations
        From Inception (October 6, 1998) Through September 30, 2003, and
           For The Nine Months Ended September 30, 2003 and 2002, and
       For The Three Months Ended September 30, 2003 and 2002 (Unaudited)



                                             Inception         Nine Months Ended September 30,   Three Months Ended September 30,
                                        (October 6, 1998) to   -------------------------------   --------------------------------
                                         September 30, 2003             2003             2002              2003            2002
                                        --------------------   -------------      ------------   --------------     -------------

Revenue                                                  $ -             $ -              $ -               $ -             $ -

Expenses
Platinum and chemical purchases                     $ 28,540        $ 14,247         $ 19,982             $ 926        $ 15,671
Other operating expenses                           1,338,526         449,016          367,787           105,099         122,535
                                        --------------------   -------------      ------------   --------------     -------------
Total operating expenses                           1,367,066         463,263          387,769           106,025         138,206
                                        --------------------   -------------      ------------   --------------     -------------

Operating loss                                    (1,367,066)       (463,263)        (387,769)         (106,025)       (138,206)
                                        --------------------   -------------      ------------   --------------     -------------
Interest expense                                      10,445           6,660            2,615             3,111           1,205

Interest income                                          973               -                2                 -               2
                                        --------------------   -------------      ------------   --------------     -------------
Net loss                                        $ (1,376,538)     $ (469,923)      $ (390,382)       $ (109,136)     $ (139,409)
                                        ====================   =============      ============   ==============     =============

Weighted average shares outstanding                5,015,403      13,838,522       10,726,247        10,723,110      10,744,843
                                        --------------------   -------------      ------------   --------------     -------------

Loss per share, basic and diluted                    $ (0.27)        $ (0.03)         $ (0.04)          $ (0.01)        $ (0.01)
                                        --------------------   -------------      ------------   --------------     -------------





The accompanying notes are an integral part of the interim financial statements.


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Cash Flows
        From Inception (October 6, 1998) Through September 30, 2003, and
        For The Nine Months Ended September 30, 2003 and 2002 (Unaudited)



                                                                           Inception        Nine Months Ended September 30,
                                                                (October 6, 1998) to       ---------------------------------
                                                                  September 30, 2003              2003                2002
                                                                --------------------       -------------       -------------

Operating Activities:
Net loss                                                               $ (1,376,538)        $ (469,923)         $ (390,382)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation expense                                                         37,677             11,622              14,411
Issuance of stock and options for services                                  374,529           (271,171)              7,000
Changes in operating assets and liabilities:
Inventory                                                                         -             10,229               2,449
Prepaid expenses                                                            (15,044)           454,541             100,082
Deposits                                                                     (4,940)             1,435                   -
Accrued interest                                                              8,185              5,587                   -
Accrued salaries                                                            420,000            180,000                   -
Accounts payable                                                             13,257             (5,996)            176,953
                                                                --------------------       -------------       -------------
Net Cash Used in Operating Activities                                      (542,874)           (83,676)            (89,487)
                                                                --------------------       -------------       -------------
Investing Activities:
Purchases of property and equipment                                        (117,871)                 -              (2,249)
Proceeds from sale of property and equipment                                 19,333             19,333                   -
                                                                --------------------       -------------       -------------
Net Cash Provided By (Used in) Investing Activities                         (98,538)            19,333              (2,249)
                                                                --------------------       -------------       -------------
Financing Activities:
Loans from related parties                                                  174,304             93,199              42,023
Proceeds from issuance of long-term debt                                     20,000                  -              20,000
Payments on loans from related parties                                      (42,000)           (17,000)                  -
Payments on long-term debt                                                  (20,000)           (17,074)             (1,811)
Proceeds from issuance of common stock                                      513,125              6,950              42,625
                                                                --------------------       -------------       -------------
Net Cash Provided by Financing Activities                                   645,429             66,075             102,837
                                                                --------------------       -------------       -------------
Change in Cash                                                                4,017              1,732              11,101
Cash at Beginning of Period                                                       -              2,285               2,697
                                                                --------------------       -------------       -------------
Cash at End of Period                                                       $ 4,017            $ 4,017            $ 13,798
                                                                ====================       =============       =============

Supplemental disclosure of cash flow information
Cash Paid for Interest                                                        2,818                635                   -
                                                                --------------------       -------------       -------------

Non-cash investing and financing activities
Common stock issued for office equipment                                    $ 3,500                $ -             $ 3,500
Common stock issued as payment of loans to related parties                   42,963                  -                   -
Common stock returned to treasury and retired from third parties             12,000             12,000                   -
                                                                --------------------       -------------       -------------



The accompanying notes are an integral part of the interim financial statements.

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                          Notes to Financial Statements
                     September 30, 2003 and 2002 (Unaudited)

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

Exploration Stage Operations
The Company was incorporated on October 6, 1998, under the laws of the state of Oklahoma. Since inception, the Company's primary focus has been raising capital and paying for the exclusive license.

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

Earnings (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) available to Common Stockholders for the period by the weighted average shares of Common Stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of Common Stock assumes the dilutive effect of stock options. All 1,500,000 options outstanding at September 30, 2003 were excluded from the EPS calculation as their effect was anti-dilutive.

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

New Accounting Standards
In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a significant impact on the Company as the Company has not issued any financial instruments falling within the scope of SFAS No. 150.

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early exploration stage and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. As shown in the accompanying financial statements, the Company incurred a net loss of $1,376,538 during the period from October 6, 1998 (date of inception) to September 30, 2003. Management intends to provide the necessary development and operating capital through sales of its common stock and commencement of sales of the platinum derived from the licensed product. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and commencement of sales of the platinum derived from the licensed product. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--Accrued Salaries

Effective January 1, 2002, the Company began accruing compensation pursuant to employment agreements dated August 1, 2001. The accrued salaries balance at September 30, 2003, includes $420,000 that the Company owes its officers pursuant to the employment agreements. The Company has breached the employment agreements, and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid.

Note 4--Notes Payable And Related Party Transactions

During 2002, the Company borrowed $56,105 from its President and Vice-President and certain related parties. The loans were unsecured, were due December 31, 2002 and provided for an interest rate of 12% that changed to 16% upon default. During December 2002, the Company repaid $42,000 of the outstanding loans and $963 of accrued interest on those loans with 300,000 shares of the Company's common stock, par value $0.001. The shares were valued at $.14 per share which is the price that has been used to calculate other recent stock transactions. Currently, the Company is in default on the remaining loans and as such, on January 1, 2003, the Company began accruing interest at 16%. At September 30, 2003, the accumulated interest on these loans amounts to $2,711.

During January 2003, the Company borrowed $22,000 from its President and Vice-President. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At September 30, 2003, the remaining unpaid portion of these loans is $19,105 and the related accumulated interest is $1,759.

During the quarter ended June 30, 2003, the Company borrowed $47,000 from 2 of its shareholders. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At September 30, 2003, the remaining unpaid portion of these loans is $47,000 and the related accumulated interest is $1,976.

During June 2003, the Company rescinded the stock transactions of four of its shareholders. As such, the 2,071,430 shares were returned to treasury and retired, and the original investment amounts totaling $12,000 became an obligation of the Company. The Company issued notes payable for the $12,000. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At September 30, 2003, the remaining unpaid portion of these notes is $12,000 and the accumulated interest associated with this transaction amounts to $434.

During the quarter ended September 30, 2003, the Company borrowed $10,000 from one shareholder and $14,200 from its President and Vice-President. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At September 30, 2003, the remaining unpaid portion of these loans is $24,200 and the related accumulated interest is $343.

Note 5--Commitments and Contingencies

Texxon leases approximately 5,800 square feet of commercial office space under a one year operating lease dated May 6, 2003 and effective June 1, 2003. The office space is shared with another company in which Texxon's officers are officers, directors, employees or shareholders. The contract calls for monthly payments of $3,647. The current lease is a renewal of the original lease dated May 20, 2001. Under the original lease agreement, the Company was obligated to pay $3,908 per month. For the period from inception to September 30, 2003 and for the nine months ended September 30, 2003 and 2002, the Company recorded rent expense of $102,256, $29,149 and $40,937, respectively. The Company was required to pay a deposit for this space in the amount of $5,435. Of this amount, $1,435 was applied to the rent during the period ended September 30, 2003 leaving a deposit balance of $4,000. This amount is included in "Deposits" on the Company's balance sheet. During the nine months ended September 30, 2003, the Company received $4,000 from the other company for the shared office space which was offset against rent expense.



Note 6--Common Stock and Paid In Capital

Texxon is authorized to issue 100,000,000 Shares of Common Stock, par value $0.001 per share, of which 10,724,640 shares were outstanding as of September 30, 2003. Texxon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding.

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

On December 16, 2002, the Company issued 1,500,000 shares of common stock to a consultant pursuant to an agreement executed on that same date. The shares were valued at $0.14 per share based on the share price of other stock transactions recently completed. As outlined in the agreement, the consultant will provide services that include but are not limited to advice to the Company's management regarding possible financing options and marketing strategies and the performance of investor relations services. The length of the agreement is six months. The Company recorded prepaid consulting expense related to this transaction in the amount of $210,000. As of December 31, 2002, $17,500 of this amount was amortized. During June 2003, the consulting agreement expired with no services received. The underlying shares were cancelled. The Company reversed the consulting expense related to this agreement in the amount of $192,500 during the three months ended June 30, 2003.

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

During June 2003, the Company rescinded the stock transactions of four of its shareholders. As such, the 2,071,430 shares were returned to treasury and retired, and the original investment amounts totaling $12,000 became an obligation of the Company. The Company issued notes payable for the $12,000. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At September 30, 2003, the accumulated interest associated with this transaction amounted to $434.

During August 2003, the Company sold 2,000 shares of $0.001 par value common stock to one investor for $200 in cash. The shares were valued at $0.10 per share which was determined by the board to be the fair market value of the stock.

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

At September 30, 2003, no options were exercisable, 2,000,000 options were canceled, no options were granted, vested or forfeited, and 1,500,000 options were outstanding.

Note 7--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred income tax asset are as follows:

                                                   From inception
                                                 (October 6, 1998)
                                                      through
                                                 September 30, 2003
                                               -----------------------

 Net Operating Loss carryforward                          $ 205,985
 Valuation allowance for deferred tax asset                (205,985)
                                               -----------------------

 Net deferred tax                                     $         ---
                                               -----------------------


As the Company has generated net operating losses from its inception and there is no assurance of the Company's ability to generate future taxable income, a valuation allowance has been established to recognize its deferred tax assets only to the extent of deferred tax liabilities.

Note 8--Subsequent Events

During October, the Company sold equipment used for research and development to PGM Corporation for $40,000. The original cost of the equipment was $62,705 and the book value at the time of the sale was $44,216.

ITEM 2.  PLAN OF OPERATION

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

         (iii) Any expected purchase or sale of plant and significant equipment

         Upon the completion of efforts to raise capital, the Company intends to purchase the necessary equipment to achieve its objectives for the next twelve months. During October, the Company sold equipment used for research and development to PGM Corporation for $40,000. The original cost of the equipment was $62,705 and the book value at the time of the sale was $44,216.

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


We Expect Future Losses
     As of September 30, 2003, we have losses of $1,376,538 since the date of inception, October 6, 1998. We expect to continue to incur losses until we commence the operation of our production plant. We expect to incur losses during the operation of our pilot plant. There is no assurance that we will be able to develop commercially viable products or to generate net revenue from the sale of our products, or to achieve or maintain profitable operations.


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

         Our notes to the financial statements for the nine months ended September 30, 2003 contain details about of sales of common stock during the period and any changes in the rights of the holders of any class of registered securities. The financial statements for the nine months ended September 30, 2003 and the accompanying notes are incorporated herein by reference.

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


Dated:  November 14, 2003