Form 10KSB
period 2003-12-31
TEXXON INC
filed 2004-04-05
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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


                      207 North Gilbert, Gilbert, AZ 85234
          (Address of Principal Executive Offices, Including ZIP Code)

                                 (480) 215-0195
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act:   None


Securities registered pursuant to Section 12(g) of the Act:
                                                Common Stock, $0.001 par value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]


State issuer's revenues for its most recent fiscal year: $-0-
                                                         ----


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified price within the past 60 days. $-0- as of March 15, 2004.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2004, we had 10,724,640 shares of common stock, $0.001 par value, outstanding.

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

               On October 16, 2003, the Company sold the majority of its manufacturing equipment to PGM which is owned by Russell Twiford, the inventor of the licensed technology.

               Currently, the Company has ceased all process enhancement activities related to the technology and has focused its efforts on raising capital. Once the necessary funding has been obtained the Company plans to outsource the process enhancement to an independent laboratory that can help finalize the process.


                  Markets

                         According  to Platinum  2002,  page 21, over 40% of the
                    overall platinum demand in 2001 was used in catalytic converters. European use of platinum in autocatalysts increased by 375,000 oz. or 55% last year to 1.055 million ounces. According to Anglo Platinum Annual Report in 2001, the diesel segment used around 70% of the estimated 980,000 ounces of platinum required for autocatalyst applications in Europe. One of the significant growth areas for platinum demand is for catalysts fitted to diesel vehicles. The growth in this application is expected to contribute some 25% of the expected increase in platinum demand by 2010.

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



Refiner           Accountability   Refining Charges      Min Lot Size   Settlement Time
----------------- ---------------- --------------------- -------------- -------------------

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

               On February 22, 2001, the Company was granted a perpetual license to use the method of precious metal extraction by the inventor and owner of the process, Russell Twiford. Mr. Twiford as the owner, meaning no rights to the process may be claimed by anyone else, has authorized the rights to the patent, when filed and granted, to be assigned to Texxon, Inc. The license agreement provides for a $500,000 license fee payable to the inventor after the successful raising of two million dollars by the Company. The license agreement also provides a 5% royalty payable to the inventor based on platinum sales made by the Company using the extraction process. As of December 31, 2003, the Company had raised $660,375 through private placements of the Company's common stock. The Company intends to raise the remaining $1,339,625 of the $2 million with further private placements of the Company's common stock. The Company will raise the remaining funds to achieve the $2 million goal on a best efforts basis and cannot predict or anticipate when those funds will be successfully raised.

               On August 1, 2001, the Company entered into written employee agreements with Gifford M. Mabie III and Mark L. Lindsey. The agreements  are the same  for  each  employee  of the  company.  These employment agreements are for a term of 2 years and renew automatically. Additionally, the agreements call for an increase in salary at each renewal date. Mr. Mabie and Mr. Lindsey have consented to no increases in their respective salaries for the year ended 2003.

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

               The company does not anticipate any effect from governmental regulations on the business. The Company is not currently engaged in process enhancement related to the technology and any further enhancements will be outsourced to an independent laboratory.

          (10) Research and Development expenditures during each of the last two fiscal years.

               During the last two years, the Company spent approximately $17,980 on research and development expenditures. These costs were primarily for the purchase of chemicals and platinum sponge.

          (11) Costs and effects of compliance with environmental laws.

               The company does not anticipate any cost or effect from compliance with environmental laws. The Company is not currently engaged in process enhancement related to the technology and any further enhancements will be outsourced to an independent laboratory.

               If at some time in the future it is determined by the Arizona Department of Environmental Quality (ADEQ) that an Aquifer Protection Permit (APP) is required, the Company will have to comply with the regulations and submit a permit application. The costs to obtain an APP are estimated to be $75,000. The yearly maintenance and sampling requirements are estimated to be $7,500 per year.

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

     (c)  Reports to security holders

          We file annual, quarterly and periodic reports, proxy statements and other information with the Securities and Exchange Commission using the Commission's EDGAR system. The Commission maintains a web site, http://www.sec.gov, containing reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

          The Company's website is http://www.texxoninc.com

Item 2.  Description of Property

     (a)  Location

          The Company currently leases 400 square feet of office space at 207 North Gilbert, Gilbert, AZ, 85234. The lease is through a non-affiliated party to the Company and expires August 31, 2004. This office space is shared with another company and the monthly lease amount is $1,200.

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

     (b)  Holders

          As of March 15, 2004, there were 72 holders of record of our common stock.

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

     In December 2002, the company issued approximately 3,515,714 shares of common stock for consulting services. The consulting services were valued at $492,200 and were made in the ordinary course of business. In June 2003, 1,500,000 of the above mentioned shares were cancelled due to non-performance.

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

     During June 2003, the Company rescinded the stock transactions of four of its shareholders. As such, the 2,071,430 shares were returned to treasury and retired, and the original investment amounts totaling $12,000 became an obligation of the Company. The Company issued notes payable for the $12,000. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At December 31, 2003, the accumulated interest associated with this transaction amounted to $797.

     During August 2003, the Company sold 2,000 shares of $0.001 par value common stock to one investor for $200 in cash. The shares were valued at $0.10 per share which was determined by the board to be the fair market value of the stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     (a)  Plan of Operation

          (i)  Cash Requirements

               The Company's plan of operation for the next 12 months is to fund the acquisition of a license for the precious metal recovery technology. Provisions of the license agreement call for the company to pay the inventor, Russell Twiford, $500,000 upon successfully raising $2,000,000 or more. To date, a payment of $25,000 toward the $500,000 license agreement has been paid. The company's plan is also to outsource its process enhancement activities to an independent laboratory.

          (ii) Process Enhancement objectives during the next 12 months are:

               1. Verify the platinum recovery using water from different sources.
               2. Investigate alternative filtering methods to decrease the time required to filter platinum concentrate from the water.
               3. Investigate drying techniques to increase the yield from the platinum concentrate.
               4.   Design remedial systems.
               5. Using the process described above, investigate the recovery of other platinum group metals.

          (iii)Any expected purchase or sale of plant and significant equipment

               On October 16, 2003, the Company sold the majority of its manufacturing equipment to the inventor of the licensed technology for $40,000. See Part F/S for more information related to the value of the assets sold and how the Company accounted for the transaction. No other purchases or sales of plant and significant equipment are anticipated.

          (iv) Any expected significant changes in number of employees

               We do not expect any significant changes in the number of employees.

     Off-Balance Sheet Arrangements

               None

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

     On March 7, 2003, Texxon engaged Tullius Taylor Sartain and Sartain LLP ("Tullius Taylor") to replace Rodefer Moss as Texxon's new principal accountants to audit Texxon's financial statements. The decision to change accountants from Rodefer Moss to Tullius Taylor was recommended and approved by Texxon's Board of Directors.


Item 8A.   Controls and Procedures

     (a) Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in the Company's periodic SEC filings.

     (b) Subsequent to the date of this evaluation, there have been no changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective action.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     (a)  Directors and Executive Officers

          Gifford Mabie III, age 34, has been President and Director of the Company since January 1, 2001 and will continue to devote approximately 50% of his time toward the business. From June 1998 to March 2000, Mr. Mabie completed the Year 2000 (Y2K) Audit for Nissan Motor Manufacturing Corporation, the largest manufacturing facility (6 million square feet) under one roof in North America. This included the project management and documentation for 8 individual plants located on the Smyrna, TN and Decherd, TN sites. From 1996 to 1999 Mr. Mabie worked as a senior engineer for Instrument Controls Service with responsibilities including project management and engineering team management. From 1999 to 2001, Mr. Mabie was previously the Engineering Sales Manager for Performance Technical Services, Inc., an integration and engineering firm in Murfreesboro, TN. His responsibilities included business development for the Mid-South Region, engineering sales and regional office management. He holds a Bachelors of Science degree in Engineering Technology with a major in computer systems from Memphis State University.

          Mark L. Lindsey, age 34, has been Vice President and Director of the Company since January 1, 2001 and will continue to devote approximately 50% of his time toward the business. From 1991 to 2001, Mr. Lindsey worked as an electrical engineer in industrial automation, process design and process automation. This experience was gained under the employment of several engineering and automation firms including; Instrument Controls Service, Behrent Engineering, AZO Inc. and Performance Technical Services, Inc. From 1996 to 2001, he was a Senior Project Engineer with responsibilities including project cost tracking, hardware design, control system specification and implementation, and management of staff Project Engineers. From 1999 to 2001, Mr. Lindsey served as the Engineering Manager for Performance Technical Services, Inc., an integration and engineering firm in Murfreesboro, TN. His responsibilities included project cost analysis, project feasibility and viability studies and management of engineers from both the home and regional offices. He holds a Bachelors of Science degree in Engineering Technology with a major in electrical engineering from Memphis State University.

          Dr. Robert Yoe, age 69, is a director of the Company. Dr Yoe is currently a retired cardiologist after the operation of a private practice for nearly 35 years. Dr. Yoe served in the United States Army in a MASH unit during the Korean War. After returning from the war in 1945, Dr. Yoe operated a private practice in Birmingham Alabama until he retired in 1990. During those years he has served as a board member of two local foundations and Co-Founded both an Insurance Company and a multi-surgeon Cardiovascular Private Practice. Dr Yoe holds a Bachelor of Science degree from Birmingham Southern and a Doctorate of Medicine Degree from the prestigious Vanderbilt Medical School.

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

     (a)  Summary compensation table


                           SUMMARY COMPENSATION TABLE


                                                                                      Long Term Compensation
                                                                        --------------------------------------------------
                                         Annual Compensation                           Awards                   Payouts
                               ---------------------------------------- ------------------------------------- ------------
           (a)          (b)         (c)          (d)          (e)             (f)                (g)              (h)         (i)
                                  Other
                                                             Annual       Restricted         Securities                    All Other
        Name and                                          Compen-sation Stock Award(s)       Underlying          LTIP      Compen-
   Principle Position   Year     Salary ($)   Bonus ($)       ($)             ($)         Options/SARs (#)     Payout($)   sation($)
---------------------- ------- ------------- ------------ ------------- ---------------- -------------------- ------------ ---------

Gifford M. Mabie III   2002    $120,000 (2)  $0           $5,000 (1)    $0               0                    $0           $0
President & CEO
                       2003    $120,000 (2)  $0           $0            $0               0                    $0           $0
Mark L. Lindsey        2002    $120,000 (4)  $0           $5,000 (3)    $0               0                    $0           $0
Vice Pres, Treasurer
                       2003    $120,000 (4)  $0           $0            $0               0                    $0           $0



(1)  $5,000 paid to Gifford M. Mabie III as a consulting fee during 2002.

(2) Represents salary accrued but not paid during 2002 and 2003. As of the date of this filing, the Company has not paid this accrual.

(3)  $5,000 paid to Mark L. Lindsey as a consulting fee during 2002.

(4) Represents salary accrued but not paid during 2002 and 2003. As of the date of this filing, the Company has not paid this accrual.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 15, 2004, with respect to Common Stock of the Company owned by, the directors and officers of the Company, and other individuals who own more than 5% of the outstanding and voting Common Stock.




 Title of Class   Name and Address of Beneficial Owner    Relationship to Company    Common Shares Owned   Percent of Class
                                                                                                              Outstanding
----------------- ------------------------------------- ---------------------------- -------------------- --------------------

     Common       Ronald C. Kaufman                          Corporate Counsel                   750,000                6.99%
                  324 South Boston
                  10th Floor
                  Tulsa, OK 74119

     Common       Romaine Minde                              Beneficial Owner                    771,200                7.19%
                  #10 Harolds Hollow
                  Whitecourt
                  Alberta Canada, T7S-1T4

     Common       Gifford M. Mabie III                     Officer and Director                1,321,429               12.32%
                  1460 East Oxford Lane
                  Gilbert, AZ 85296

     Common       Mark L. Lindsey                          Officer and Director                1,300,000               12.12%
                  4069 East Wrangler Ct
                  Gilbert, AZ 85297

     Common       Dr. Robert H. Yoe Jr.                          Director                      1,000,000                9.32%
                  2844 Shook Hill Road
                  Birmingham, AL 35223

     Common       Robert H. Yoe III                          Beneficial Owner                  1,000,000                9.32%
                                                                                     --------------------
                  1000 Laurel Lane
                  Ft. Payne, AL 35967


Officers, Directors and Employees as a Group (3 Persons)                                       3,621,429               33.76%
                                                                                     --------------------

Corporate Counsel as a Group (1 Person)                                                          750,000                6.99%
                                                                                     --------------------

Officers, Directors, Beneficial Owners and Consultants as a Group (7 Persons)                  6,142,629               57.27%
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

Item 14.   Principal Accountant Fees and Services

     The following summarizes the fees billed by Tullius Taylor Sartain & Sartain, our independent accountants, during 2002 and 2003:

                                         2002            2003
                                    ---------        --------
         Audit Fees (1)             $   8,000        $ 19,850
         Audit-Related Fees         $      --        $     --
         Tax Fees (2)               $     700        $    750
         All Other Fees (3)         $      --        $    360

(1) Includes fees billed or to be billed during 2002 and 2003 for the audit of our financial statements for the years ended December 31, 2002 and 2003, as well as the review of our quarterly financial statements included in our Forms 10-QSB filed during the year 2002 and 2003.

(2) Includes fees billed or to be billed during 2002 and 2003 for the preparation of our federal and state income tax returns, franchise tax returns, and personal property tax returns for the years ended December 31, 2002 and 2003.

(3)   Includes fees billed during 2003 for tax related consulting.


                                    Part F/S


                 INDEX TO FINANCIAL STATEMENTS AND RELATED NOTES

Audited Financial Statements

Independent Auditors' Report.......................................................................      15

Balance Sheet At December 31, 2003.................................................................      16

Statements Of Operations From Inception (October 6, 1998) Through December 31, 2003
And For The Years Ended December 31, 2003 and 2002................................................       17

Statements Of Cash Flows From Inception (October 6, 1998) Through December 31, 2003
And For The Years Ended December 31, 2003 and 2002.................................................      18

Statements Of Shareholders' Equity From Inception (October 6, 1998) Through
December 31, 2003..................................................................................      19

Notes To Financial Statements From Inception (October 6, 1998) Through
December 31, 2003, And For The Years Ended December 31, 2003 and 2002..............................      20



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Texxon, Inc.

We have audited the accompanying balance sheet of Texxon, Inc., an Exploration Stage Company, as of December 31, 2003, and the related statements of operations, cash flows and shareholders' equity for the years ended December 31, 2003 and 2002, and for the period from inception (October 6, 1998) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texxon, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and for the period from inception (October 6, 1998) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is an exploration stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan concerning this matter is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tullius Taylor Sartain & Sartain LLP

Tulsa, Oklahoma
March 11, 2004

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                                  Balance Sheet
                                December 31, 2003



                                     ASSETS
Current Assets
Cash                                                                    $ 465
Note Receivable                                                        22,000
Prepaid expenses                                                          183
                                                                   ----------
Total Current Assets                                                   22,648
                                                                   ----------
Property, Plant and Equipment, Net
Manufacturing equipment                                                   807
Office equipment                                                       19,684
Accumulated depreciation                                               (7,671)
                                                                   ----------
Total Property, Plant and Equipment, Net                               12,820
                                                                   ----------
Other Assets
Deposits                                                                4,940
                                                                   ----------
TOTAL ASSETS                                                         $ 40,408
                                                                   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable                                                     $ 16,184
Notes payable - shareholders                                          103,305
Accrued interest on shareholder notes                                  10,324
Accrued salaries                                                      480,000
                                                                   ----------
Total Current Liabilities                                             609,813
                                                                   ----------
Total Liabilities                                                     609,813
                                                                   ----------

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares
   authorized; no shares issued or outstanding                              -
Common stock, $.001 par value; 100,000,000 shares
   authorized; 10,724,640 shares issued and outstanding                10,725
Additional paid-in capital                                            911,392
Deficit accumulated during the exploration stage                   (1,491,522)
                                                                   ----------
Total Stockholders' Equity (Deficit)                                 (569,405)
                                                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $ 40,408
                                                                   ==========

The accompanying notes are an integral part of the financial statements.


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Operations
         From Inception (October 6, 1998) Through December 31, 2003, and
                 For The Years Ended December 31, 2003 and 2002


                                            Inception               Years Ended
                                 (October 6, 1998) to   -------------------------------------
                                    December 31, 2003   December 31, 2003   December 31, 2002
                                    -----------------   -----------------   -----------------

Revenue                                           $ -                 $ -                 $ -

Expenses
Platinum and chemical purchases              $ 28,545            $ 14,252            $ 10,493
Other operating expenses                    1,450,445             560,935             497,769
                                    -----------------   -----------------   -----------------
Total operating expenses                    1,478,990             575,187             508,262
                                    -----------------   -----------------   -----------------
Operating loss                             (1,478,990)           (575,187)           (508,262)
                                    -----------------   -----------------   -----------------
Interest expense                               13,505               9,720               3,785
                                    -----------------   -----------------   -----------------
Interest income                                   973                   -                   2
                                    -----------------   -----------------   -----------------
Net loss                                 $ (1,491,522)         $ (584,907)         $ (512,045)
                                    =================   =================   =================

Weighted average shares outstanding         5,290,115          13,053,653          10,739,843
                                    -----------------   -----------------   -----------------

Loss per share, basic and diluted             $ (0.28)            $ (0.04)            $ (0.05)
                                    -----------------   -----------------   -----------------



The accompanying notes are an integral part of the financial statements.



                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Cash Flows
         From Inception (October 6, 1998) Through December 31, 2003, and
                 For The Years Ended December 31, 2003 and 2002



                                                                           Inception               Years Ended
                                                                (October 6, 1998) to   -----------------   -----------------
                                                                   December 31, 2003   December 31, 2003   December 31, 2002
                                                                --------------------   -----------------   -----------------
Operating Activities:
Net loss                                                               $ (1,491,522)         $ (584,907)         $ (512,045)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation expense                                                         38,500              12,445              19,251
Issuance of stock and options for services                                  374,529            (271,171)            502,200
Write off of assets                                                           4,012               4,012                   -
Changes in operating assets and liabilities:
Inventory                                                                         -              10,229              (3,726)
Notes Receivable                                                            (22,000)            (22,000)                  -
Prepaid expenses                                                               (183)            469,402            (369,503)
Deposits                                                                     (4,940)              1,435                   -
Accrued interest                                                             11,287               8,689               2,598
Accrued salaries                                                            480,000             240,000             240,000
Accounts payable                                                             16,184              (3,069)              6,341
                                                                --------------------   -----------------   -----------------
Net Cash Used in Operating Activities                                      (594,133)           (134,935)           (114,884)
                                                                --------------------   -----------------   -----------------

Investing Activities:
Purchases of property and equipment                                        (117,871)                  -              (1,332)
Proceeds from sale of property and equipment                                 66,039              66,039                   -
                                                                --------------------   -----------------   -----------------
Net Cash Provided By (Used in) Investing Activities                         (51,832)             66,039              (1,332)
                                                                --------------------   -----------------   -----------------

Financing Activities:
Loans from related parties                                                  175,305              94,200              81,105
Proceeds from issuance of long-term debt                                     20,000                   -              20,000
Payments on loans from related parties                                      (42,000)            (17,000)            (25,000)
Payments on long-term debt                                                  (20,000)            (17,074)             (2,926)
Proceeds from issuance of common stock                                      513,125               6,950              42,625
                                                                --------------------   -----------------   -----------------
Net Cash Provided by Financing Activities                                   646,430              67,076             115,804
                                                                --------------------   -----------------   -----------------

Change in Cash                                                                  465              (1,820)               (412)
Cash at Beginning of Period                                                       -               2,285               2,697
                                                                --------------------   -----------------   -----------------

Cash at End of Period                                                         $ 465               $ 465             $ 2,285
                                                                ====================   =================   =================

Supplemental disclosure of cash flow information
Cash Paid for Interest                                                        2,183                   -               2,183
                                                                --------------------   -----------------   -----------------

Non-cash investing and financing activities
Common stock issued for office equipment                                    $ 3,500                 $ -                 $ -
Common stock issued as payment of loans to related parties                   42,963                   -              42,963
Common stock returned to treasury and retired from third parties             12,000              12,000                   -
                                                                --------------------   -----------------   -----------------



The accompanying notes are an integral part of the financial statements.


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                  Statements of Changes in Stockholders' Equity
           From Inception (October 6, 1998) Through December 31, 2003


                                                                                                               Deficit
                                                                                                           Accumulated
                                        Preferred Stock      Common Stock       Additional       Common     During the
                                        ---------------  --------------------      Paid-In        Stock    Exploration
                                        Shares   Amount      Shares    Amount      Capital   Subscribed          Stage        Total
                                        ------  -------  -----------  --------  -----------  -----------  -------------  -----------


Balance at inception  (October 6, 1998)      -      $ -           -       $ -          $ -          $ -            $ -          $ -
Common stock issued to founders              -        -   3,000,000     3,000            -       (3,000)             -            -
                                        ------  -------  -----------  --------  -----------  -----------  -------------  -----------

Balance, December 31, 2000                   -        -   3,000,000     3,000            -       (3,000)             -            -

Payment of common stock subscribed           -        -           -         -            -        3,000              -        3,000
Options to non-employees                     -        -           -         -        3,500            -              -        3,500
Common stock issued to founders              -        -   3,500,000     3,500            -            -              -        3,500
Common stock issued to third parties         -        -   3,179,784     3,180      453,870                                  457,050
Common stock issued for services             -        -   1,000,000     1,000      139,000            -              -      140,000
Common stock issued for assets               -        -      25,000        25        3,475            -              -        3,500
Net loss                                     -        -           -         -            -            -       (394,570)    (394,570)
                                        ------  -------  -----------  --------  -----------  -----------  -------------  -----------

Balance, December 31, 2001                   -        -  10,704,784    10,705      599,845            -       (394,570)     215,980

Common stock issued to third parties                        293,214       293       42,332            -              -       42,625
Common stock issued for services             -        -   3,535,714     3,536      498,664            -              -      502,200
Common stock issued as payment of debt       -        -     300,000       300       42,663            -              -       42,963
Net loss                                     -        -           -         -            -            -       (512,045)    (512,045)
                                        ------  -------  -----------  --------  -----------  -----------  -------------  -----------

Balance, December 31, 2002                   -      $ -  14,833,712   $14,834   $1,183,504          $ -     $ (906,615)   $ 291,723

Common stock issued to third parties         -        -      69,500        69        6,881            -              -        6,950
Common stock issued for services             -        -     892,858       893      124,107            -              -      125,000
Common stock retired - third party           -        -  (2,071,430)   (2,071)      (9,929)           -              -      (12,000)
Common stock retired - consultants           -        -  (3,000,000)   (3,000)    (393,171)           -              -     (396,171)
Net loss                                     -        -           -         -            -            -       (584,907)    (584,907)
                                        ------  -------  -----------  --------  -----------  -----------  -------------  -----------

Balance, December 31, 2003                  -      $ -  10,724,640   $10,725    $ 911,392          $ -   $ (1,491,522)  $ (569,405)
                                        ======  =======  ===========  ========  ===========  ===========  =============  ===========




The accompanying notes are an integral part of the financial statements.

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                          Notes to Financial Statements
                           December 31, 2003 and 2002

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

Prepaid Expenses
Prepaid expenses represent the unexpensed portion of insurance premiums that have been paid.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) available to Common Stockholders for the period by the weighted average shares of Common Stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of Common Stock assumes the dilutive effect of stock options. All 1,500,000 options outstanding at December 31, 2003 were excluded from the EPS calculation as their effect was anti-dilutive due to the Company realizing net losses for the periods ended December 31, 2003 and 2002.

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

New Accounting Standards
In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. The provisions of this statement will be applied prospectively, as applicable, and are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor's obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", that provides guidance in determining when variable interest entities should be consolidated in the financial statements of the primary beneficiary. For the Company, the consolidation provisions of FIN 46, as revised, are effective in fiscal years beginning after December 15, 2004.The adoption of FIN 46 is not expected to have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 is recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early exploration stage and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. As shown in the accompanying financial statements, the Company incurred a net loss of $1,491,522 during the period from October 6, 1998 (date of inception) to December 31, 2003. Management intends to provide the necessary development and operating capital through sales of its common stock and commencement of sales of the platinum derived from the licensed product. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and commencement of sales of the platinum derived from the licensed product. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--Accrued Salaries

Effective January 1, 2002, the Company began accruing compensation pursuant to employment agreements dated August 1, 2001. The accrued salaries balance at December 31, 2003, includes $480,000 that the Company owes its officers pursuant to the employment agreements. The Company has breached the employment agreements, and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid.

Note 4--Property Plant and Equipment

On October 16, 2003, the Company sold the majority of its manufacturing equipment to the inventor of the licensed technology for $40,000 so that work could continue related to the development of the manufacturing process. The assets had a historic value of $66,205 and accumulated depreciation of $19,500, creating a net book value of $46,705. As a result of this transaction, the Company received $19,000 on the execution date. At December 31, 2003, the Company's Balance Sheet showed a note receivable for the remaining balance in the amount of $21,000. Subsequent to December 31, 2003, the Company received an additional $13,000 leaving a remaining note receivable balance of $8,000.

Note 5--Notes Payable And Related Party Transactions

During 2002, the Company borrowed $56,105 from its President and Vice-President and certain related parties. The loans were unsecured, were due December 31, 2002 and provided for an interest rate of 12% that changed to 16% upon default. During December 2002, the Company repaid $42,000 of the outstanding loans and $963 of accrued interest on those loans with 300,000 shares of the Company's common stock, par value $0.001. The shares were valued at $.14 per share which is the price that has been used to calculate other recent stock transactions. The Company paid the remaining principal balance during 2003. At December 31, 2003, the accumulated interest owed amounts to $2,711.

During January 2003, the Company borrowed $22,000 from its President and Vice-President. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At December 31, 2003, the remaining unpaid portion of these loans is $19,105 and the related accumulated interest is $2,337.

During the quarter ended June 30, 2003, the Company borrowed $47,000 from 2 of its shareholders. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At December 31, 2003, the remaining unpaid portion of these loans is $47,000 and the related accumulated interest is $3,397.

During June 2003, the Company rescinded the stock transactions of four of its shareholders. As such, the 2,071,430 shares were returned to treasury and retired, and the original investment amounts totaling $12,000 became an obligation of the Company. The Company issued notes payable for the $12,000. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At December 31, 2003, the remaining unpaid portion of these notes is $12,000 and the accumulated interest associated with this transaction amounts to $797.

During the quarter ended September 30, 2003, the Company borrowed $10,000 from one shareholder and $14,200 from its President and Vice-President. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At December 31, 2003, the remaining unpaid portion of these loans is $24,200 and the related accumulated interest is $1,075.

During the quarter ended December 31, 2003, the Company borrowed $1,000 from its President and Vice-President. The loans are unsecured, are due on December 31, 2004 and provide for an interest rate of 12% that changes to 16% upon default. At December 31, 2003, the remaining unpaid portion of these loans is $1,000 and the related interest is $8.

Note 6--Commitments and Contingencies

Texxon leases approximately 5,800 square feet of commercial office space under a one year operating lease dated May 6, 2003 and effective June 1, 2003. The office space is shared with another company in which Texxon's officers are officers, directors, employees or shareholders. The contract calls for monthly payments of $3,647. The current lease is a renewal of the original lease dated May 20, 2001. Under the original lease agreement, the Company was obligated to pay $3,908 per month. For the period from inception to December 31, 2003 and for the years ended December 31, 2003 and 2002, the Company recorded rent expense of $117,879, $40,052 and $53,177, respectively. The Company was required to pay a deposit for this space in the amount of $5,435. Of this amount, $1,435 was applied to the rent during the period ended September 30, 2003 leaving a deposit balance of $4,000. This amount is included in "Deposits" on the Company's balance sheet. During the year ended December 31, 2003, the Company received approximately $4,000 from the other company for the shared office space which was offset against rent expense.

Subsequent to December 31, 2003, the Company cancelled its lease agreement and moved to a new office space. This new office space consists of approximately 400 square feet is shared with another company. The lease agreement is dated March 1, 2004 and is in effect for 6 months.

Note 7--Common Stock and Paid In Capital

Texxon is authorized to issue 100,000,000 Shares of Common Stock, par value $0.001 per share, of which 10,724,640 shares were outstanding as of December 31, 2003. Texxon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding.

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

During June 2003, the Company rescinded the stock transactions of four of its shareholders. As such, the 2,071,430 shares were returned to treasury and retired, and the original investment amounts totaling $12,000 became an obligation of the Company. The Company issued notes payable for the $12,000. The loans are unsecured, are due on December 31, 2003 and provide for an interest rate of 12% that changes to 16% upon default. At December 31, 2003, the accumulated interest associated with this transaction amounted to $797.

During August 2003, the Company sold 2,000 shares of $0.001 par value common stock to one investor for $200 in cash. The shares were valued at $0.10 per share which was determined by the board to be the fair market value of the stock.

Stock Options
On August 28, 2001, the Company adopted a stock option plan (the "Plan"). Under the Plan, incentive stock options (ISOs) may be granted to the Company's officers, key employees and key advisors for the purchase of up to 3,000,000 shares of the Company's common stock. Scheduled vesting is at the discretion of the Plan's committee, and expiration dates for the grants may extend up to ten years from grant date. The exercise prices of the ISOs shall be not less than 100%, of the fair market value of the Company's common stock at grant date. At December 31, 2003, there were 1,500,000 options issued pursuant to the plan.

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

At December 31, 2003, no options were exercisable, 2,000,000 options were canceled, no options were granted, vested or forfeited, and 1,500,000 options were outstanding.

Note 8--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred income tax asset are as follows:

                                                         From inception
                                                        (October 6, 1998)
                                                             through
                                                        December 31, 2003
                                                      -----------------------

Net Operating Loss carryforward                                   $ 186,000
Valuation allowance for deferred tax asset                         (186,000)
                                                      -----------------------
Net deferred tax                                             $          ---
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

6.6 *    Indemnification Agreement for Gifford M. Mabie III dated August 1, 2001

6.7 *    Indemnification Agreement for Mark L. Lindsey dated August 1, 2001

6.8 *    Dean Guise Agreement dated August 28, 2001

6.9 *    Dr. Mick Bjelopavlic Agreement dated May 13, 2002

31.0 *** Certification of Chief Executive Officer and Chief
         Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0 *** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

23.0 *** Consent of Tullius Taylor Sartain & Sartain LLP



     *    Filed with Amended Form 10-SB filed November 1, 2002.
     **   Filed with S-8 Registration Statement filed January 27, 2003
     ***  Filed as an Exhibit to this Form 10-KSB

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Texxon, Inc.


                                                /s/ GIFFORD M. MABIE III

                                                -------------------------------
                                                Gifford M. Mabie III

April 2, 2004