Form 10QSB
period 2004-03-31
TEXXON INC
filed 2004-05-17
CIK 1114208

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                        Commission File Number: 000-49648

                                  TEXXON, INC.
        (Exact name of small business issuer as specified in its charter)


           Oklahoma                                    73-1554122
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
Incorporation or organization)



                    331 East Chilton Dr., Chandler, AZ 85225
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: (480) 926-5508

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES [X] NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 10,724,640 shares as of May 1, 2004.

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

         When used in this Quarterly Report on Form 10-QSB, "Texxon," "we," "our," and "us" refers to Texxon, Inc., an Oklahoma corporation.

                                      INDEX




Part I.  Financial Information

     Item 1.  Financial Information

         Balance Sheet at March 31, 2004 (Unaudited)..............................................         3

         Statements of Operations From Inception (October 6, 1998) Through March 31 2004, and For The
         Three Months Ended March 31, 2004 and 2003 (Unaudited)...................................         4

         Statements of Cash Flows From Inception (October 6, 1998) Through March 31, 2004 and For The
         Three Months Ended March 31, 2004 and 2003 (Unaudited)...................................         5

         Notes to Financial Statements (Unaudited)................................................         6

     Item 2.  Plan of Operation...................................................................        11

     Item 3.  Controls and Procedures.............................................................        16

Part II. Other Information

     Item 1.  Legal Proceedings...................................................................        17
     Item 2.  Changes in Securities and Use of Proceeds...........................................        17
     Item 3.  Defaults upon Senior Securities.....................................................        17
     Item 4.  Submission of Matters to a Vote of Security Holders.................................        17
     Item 5.  Other Information...................................................................        17
     Item 6.  Exhibits and Reports on Form 8-K....................................................        17

Signatures .......................................................................................        18




                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                                  Balance Sheet
                           March 31, 2004 (Unaudited)



                                        ASSETS
Current Assets
Cash                                                                   $ 1,159
Note Receivable                                                          9,000
Prepaid expenses                                                         1,052
                                                                     ---------
Total Current Assets                                                    11,211
                                                                     ---------

Property and Equipment, Net
Manufacturing equipment                                                    807
Office equipment                                                        15,699
Accumulated depreciation                                                (7,043)
                                                                     ---------
Total Property and Equipment, Net                                        9,463
                                                                     ---------
Other Assets
Deposits                                                                   314
                                                                     ---------

TOTAL ASSETS                                                          $ 20,988
                                                                     =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable                                                      $ 16,651
Notes payable - shareholders                                           103,305
Accrued interest on shareholder notes                                   14,303
Accrued salaries                                                       540,000
                                                                     ---------
Total Current Liabilities                                              674,259
                                                                     ---------
Total Liabilities                                                      674,259

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares
   authorized; no shares issued or outstanding                               -
Common stock, $.001 par value; 100,000,000 shares
   authorized; 10,724,640 shares issued and outstanding                 10,725
Additional paid-in capital                                             911,992
Deficit accumulated during the exploration stage                    (1,575,988)
                                                                     ---------
Total Stockholders' Equity (Deficit)                                  (653,271)
                                                                     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $ 20,988
                                                                     =========


The accompanying notes are an integral part of the interim financial statements.



                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Operations
          From Inception (October 6, 1998) Through March 31, 2004, and
         For The Three Months Ended March 31, 2004 and 2003 (Unaudited)



                          Inception Three Months Ended
              (October 6, 1998) to --------------------------------
                                             March 31, 2004    March 31, 2004    March 31, 2003
                                       --------------------    --------------    --------------

Revenue                                                 $ -               $ -               $ -

Expenses
Platinum and chemical purchases                    $ 28,545               $ -           $ 9,559
Other operating expenses                          1,530,932            80,487           387,168
                                       --------------------    --------------    --------------
Total operating expenses                          1,559,477            80,487           396,727
                                       --------------------    --------------    --------------
Operating loss                                   (1,559,477)          (80,487)         (396,727)

Interest expense                                     17,484             3,979             1,408

Interest income                                         973                 -                 -
                                       --------------------    --------------    --------------
Net loss                                       $ (1,575,988)        $ (84,466)       $ (398,135)
                                       ====================    ==============    ==============

Weighted average shares outstanding               5,537,016        10,724,640        15,659,701
                                       --------------------    --------------    --------------

Loss per share, basic and diluted                   $ (0.28)          $ (0.01)          $ (0.03)
                                       --------------------    --------------    --------------





The accompanying notes are an integral part of the interim financial statements.



                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Cash Flows
          From Inception (October 6, 1998) Through March 31, 2004, and
         For The Three Months Ended March 31, 2004 and 2003 (Unaudited)



                                                                          Inception            Three Months Ended
                                                               (October 6, 1998) to     ----------------------------------
                                                                     March 31, 2004     March 31, 2004      March 31, 2003
                                                               --------------------     --------------      --------------
Operating Activities:
Net loss                                                               $ (1,575,988)         $ (84,466)         $ (398,135)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation expense                                                         39,181                681               4,841
Gain on sale of assets                                                         (324)              (324)                  -
Issuance of stock and options for services                                  374,529                  -             125,000
Write off of assets                                                           4,012                  -                   -
Value of office space                                                           600                600                   -
Changes in operating assets and liabilities:
Inventory                                                                         -                  -               8,709
Notes Receivable                                                             (9,000)            13,000                   -
Prepaid expenses                                                             (1,052)              (869)            178,607
Deposits                                                                       (314)             4,626                   -
Accrued interest                                                             15,266              3,979               1,079
Accrued salaries                                                            540,000             60,000              60,000
Accounts payable                                                             16,651                467              (8,810)
                                                               --------------------     --------------      --------------
Net Cash Used in Operating Activities                                      (596,439)            (2,306)            (28,709)
                                                               --------------------     --------------      --------------
Investing Activities:
Purchases of property and equipment                                        (117,871)                 -                   -
Proceeds from sale of property and equipment                                 69,039              3,000                   -
                                                               --------------------     --------------      --------------
Net Cash Provided By (Used in) Investing Activities                         (48,832)             3,000                   -
                                                               --------------------     --------------      --------------
Financing Activities:
Loans from related parties                                                  175,305                  -              21,999
Proceeds from issuance of long-term debt                                     20,000                  -                   -
Payments on loans from related parties                                      (42,000)                 -                   -
Payments on long-term debt                                                  (20,000)                 -              (1,138)
Proceeds from issuance of common stock                                      513,125                  -               6,750
                                                               --------------------     --------------      --------------
Net Cash Provided by Financing Activities                                   646,430                  -              27,611
                                                               --------------------     --------------      --------------
Change in Cash                                                                1,159                694              (1,098)
Cash at Beginning of Period                                                       -                465               2,285
                                                               --------------------     --------------      --------------
Cash at End of Period                                                       $ 1,159            $ 1,159             $ 1,187
                                                               ====================     ==============      ==============

Supplemental disclosure of cash flow information
Cash Paid for Interest                                                        2,818                  -                 329
                                                               --------------------     --------------      --------------

Non-cash investing and financing activities
Common stock issued for office equipment                                    $ 3,500                $ -                 $ -
Common stock issued as payment of loans to related parties                   42,963                  -                   -
Common stock returned to treasury and retired from third parties                  -                  -                   -
                                                               --------------------     --------------      --------------





The accompanying notes are an integral part of the interim financial statements.

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                          Notes to Financial Statements
                       March 31, 2004 and 2003 (Unaudited)

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

Earnings (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) available to Common Stockholders for the period by the weighted average shares of Common Stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of Common Stock assumes the dilutive effect of stock options. All 1,500,000 options outstanding at March 31, 2004 were excluded from the EPS calculation as their effect was anti-dilutive due to the Company realizing net losses for the periods ended March 31, 2004 and 2003.

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

New Accounting Standards
In January 2003, the Finanacial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities", that provides guidance in determining when variable interest entities should be consolidated in the financial statements of the primary beneficiary. For the Company, the consolidation provisions of FIN 46, as revised, are effective in fiscal years beginning after December 15, 2004.The adoption of FIN 46 is not expected to have a material effect on the Company's financial position or results of operations.

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early exploration stage and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. As shown in the accompanying financial statements, the Company incurred a net loss of $1,575,988 during the period from October 6, 1998 (date of inception) to March 31, 2004. Management intends to provide the necessary development and operating capital through sales of its common stock and commencement of sales of the platinum derived from the licensed product. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and commencement of sales of the platinum derived from the licensed product. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--Accrued Salaries

Effective January 1, 2002, the Company began accruing compensation pursuant to employment agreements dated August 1, 2001. The accrued salaries balance at March 31, 2004, includes $540,000 that the Company owes its officers pursuant to the employment agreements. The Company has breached the employment agreements, and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid.

Note 4--Property and Equipment

On October 16, 2003, the Company sold the majority of its manufacturing equipment to the inventor of the licensed technology for $40,000 so that work could continue related to the development of the manufacturing process. The assets had a historic value of $66,205 and accumulated depreciation of $19,500, creating a net book value of $46,705. As a result of this transaction, the Company received $19,000 on the execution date. During the first quarter of 2004, the Company received an additional $13,000 in cash. At March 31, 2004, the Company's Balance Sheet showed a note receivable for the remaining balance in the amount of $9,000.

During the period ended March 31, 2004, the Company sold its office furniture to a third party for $3,000 in cash.

At March 31, 2004, the Company's property and equipment consists of the following:

      Manufacturing Equipment                              $  807
               Less Accumulated Depreciation                 (298)
                                                     --------------
      Total Manufacturing Equipment                        $  509
                                                     --------------
      Office Equipment                                   $ 15,699
               Less Accumulated Depreciation               (6,745)
                                                     --------------
      Total Office Equipment                              $ 8,954
                                                     --------------
      Total Property and Equipment                        $  9,463
                                                     ==============

Note 5--Notes Payable And Related Party Transactions

During 2002, the Company borrowed $56,105 from its President and Vice-President and certain related parties. The loans were unsecured, were due December 31, 2002 and provided for an interest rate of 12% that changed to 16% upon default. During December 2002, the Company repaid $42,000 of the outstanding loans and $963 of accrued interest on those loans with 300,000 shares of the Company's common stock, par value $0.001. The shares were valued at $.14 per share which is the price that had been used to calculate other recent stock transactions at the time. The Company paid the remaining principal balance during 2003. At March 31, 2004, the accumulated interest owed amounts to $2,711.

During January 2003, the Company borrowed $22,000 from its President and Vice-President. The loans are unsecured, were due on December 31, 2003 and provided for an interest rate of 12% that changed to 16% upon default. At March 31, 2004, the remaining unpaid portion of these loans is $19,105 and the related accumulated interest is $3,039.

During the quarter ended June 30, 2003, the Company borrowed $47,000 from 2 of its shareholders. The loans are unsecured, were due on December 31, 2003 and provided for an interest rate of 12% that changed to 16% upon default. At March 31, 2004, the remaining unpaid portion of these loans is $47,000 and the related accumulated interest is $5,272.

During June 2003, the Company rescinded the stock transactions of four of its shareholders. As such, the 2,071,430 shares were returned to treasury and retired, and the original investment amounts totaling $12,000 became an obligation of the Company. The Company issued notes payable for the $12,000. The loans are unsecured, were due on December 31, 2003 and provided for an interest rate of 12% that changed to 16% upon default. At March 31, 2004, the remaining unpaid portion of these notes is $12,000 and the accumulated interest associated with this transaction amounts to $1,276.

During the quarter ended September 30, 2003, the Company borrowed $10,000 from one shareholder and $14,200 from its President and Vice-President. The loans are unsecured, were due on December 31, 2003 and provided for an interest rate of 12% that changed to 16% upon default. At March 31, 2004, the remaining unpaid portion of these loans is $24,200 and the related accumulated interest is $1,963.

During the quarter ended December 31, 2003, the Company borrowed $1,000 from its President and Vice-President. The loans are unsecured, are due on December 31, 2004 and provide for an interest rate of 12% that changes to 16% upon default. At March 31, 2004, the remaining unpaid portion of these loans is $1,000 and the related interest is $42.

Note 6--Commitments and Contingencies

During the quarter ended March 31, 2004, the Company cancelled its lease agreement for 5,800 square feet of office and warehouse space and moved to a new office space consisting of approximately 400 square feet which is shared with a related company. The lease obligation for this new office space is that of the related company. The lease agreement is dated March 1, 2004, is in effect for 6 months and calls for a monthly payment of $1,200. Texxon has entered into a verbal agreement with the related company regarding Texxon's use of the office space. Currently, Texxon is not required to pay for its use of the space. As such, the Company has recorded the $600 value of this space for the quarter ended March 31, 2004 as an addition to Paid-In-Capital.

Note 7--Common Stock and Paid In Capital

Texxon is authorized to issue 100,000,000 Shares of Common Stock, par value $0.001 per share, of which 10,724,640 shares were outstanding as of March 31, 2004. Texxon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding.

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

Common Stock Transactions

There were no stock transactions during the first quarter of 2004.

Stock Options

At March 31, 2004, no options were exercisable, 2,000,000 options were canceled, no options were granted, vested or forfeited, and 1,500,000 options were outstanding.

Note 8--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred income tax asset are as follows:

                                                   From inception
                                                 (October 6, 1998)
                                               through March 31, 2004
                                               -----------------------

Net Operating Loss carryforward                            $ 408,496
Valuation allowance for deferred tax asset                  (408,496)
                                               -----------------------

Net deferred tax                                           $     ---
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

(iii)   Any expected purchase or sale of plant and significant equipment

         Upon the completion of efforts to raise capital, the Company intends to purchase the necessary equipment to achieve its objectives for the next twelve months. During the first quarter of 2004, the Company sold office furniture to a related party for $3,000. The original cost of the equipment was $3,984 and the book value at the time of the sale was $2,676.

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


We Expect Future Losses
     As of March 31, 2004, we have losses of $1,575,988 since the date of inception, October 6, 1998. We expect to continue to incur losses until we commence the operation of our production plant. We expect to incur losses during the operation of our pilot plant. There is no assurance that we will be able to develop commercially viable products or to generate net revenue from the sale of our products, or to achieve or maintain profitable operations.


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

Although We Believe That Our System Of Disclosure Controls And Internal Controls Over Financial Reporting Are Adequate, Such Controls Are Subject To Inherent Limitations.
         Although we believe that our system of disclosure controls and internal controls over financial reporting are adequate, we can not assure you that such controls will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 3.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, the officer has concluded that the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of  Proceeds

         None

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


Dated:  May 17, 2004