Form 10-Q
period 2004-09-30
TEXXON INC
filed 2004-11-22
CIK 1114208

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                        Commission File Number: 000-49648

                                  TEXXON, INC.
        (Exact name of small business issuer as specified in its charter)


              Oklahoma                              73-1554122
  ----------------------------------     -----------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 10,724,640 shares as of November 16, 2004.

                                  TEXXON, INC.
              Form 10-QSB for the quarter ended September 30, 2004

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The discussion in this quarterly report regarding Texxon and our business operations contain "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

         When used in this Quarterly Report on Form 10-QSB, "Texxon," "we," "our," and "us" refers to Texxon, Inc., an Oklahoma corporation.

                                      INDEX


Part I.  Financial Information

     Item 1.  Financial Information

         Balance Sheet at September 30, 2004 (Unaudited)..........................................         3

         Statements of Operations From Inception (October 6, 1998) Through September 30, 2004, and For
         The Nine Months Ended September 30, 2004 and 2003 and For The Three Months Ended September
         30, 2004 and 2003 (Unaudited)............................................................         4

         Statements of Cash Flows From Inception (October 6, 1998) Through September 30, 2004 and For
         The Nine Months Ended September 30, 2004 and 2003 (Unaudited)............................         5

     Item 2.  Plan of Operation...................................................................        11

     Item 3.  Controls and Procedures.............................................................        16

Part II. Other Information

     Item 1.  Legal Proceedings...................................................................        16
     Item 2.  Changes in Securities and Use of Proceeds...........................................        16
     Item 3.  Defaults upon Senior Securities.....................................................        16
     Item 4.  Submission of Matters to a Vote of Security Holders.................................        16
     Item 5.  Other Information...................................................................        16
     Item 6.  Exhibits and Reports on Form 8-K....................................................        16

Signatures .......................................................................................        17



                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                                  Balance Sheet
                         September 30, 2004 (Unaudited)



                                        ASSETS
Current Assets
Cash                                                                    $ 1,736
Note Receivable                                                           8,000
Total Current Assets                                                      9,736

Property and Equipment, Net
Manufacturing equipment                                                     807
Office equipment                                                         15,699
Accumulated depreciation                                                 (8,405)
Total Property and Equipment, Net                                         8,101

TOTAL ASSETS                                                           $ 17,837

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable                                                       $ 16,964
Notes payable - related parties                                         116,305
Accrued interest on related party notes                                  23,023
Accrued salaries                                                        660,000
Total Current Liabilities                                               816,292

Total Liabilities                                                       816,292

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares
   authorized; no shares issued or outstanding                                -
Common stock, $.001 par value; 100,000,000 shares
   authorized; 10,724,640 shares issued and outstanding                  10,725
Additional paid-in capital                                              915,593
Deficit accumulated during the exploration stage                     (1,724,773)
Total Stockholders' Equity (Deficit)                                   (798,455)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $ 17,837


The accompanying notes are an integral part of the interim financial statements.


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Operations
        From Inception (October 6, 1998) Through September 30, 2004, and
            For The Nine Months Ended September 30, 2004 and 2003 and
       For The Three Months Ended September 30, 2004 and 2003 (Unaudited)




                                              Inception       Nine Months Ended September 30,   Three Months Ended September 30,
                                   (October 6, 1998) to       ------------------------------    --------------------------------
                                     September 30, 2004                  2004          2003              2004              2003
                                    -------------------         -------------    ----------        ----------        ----------

Revenue                                             $ -               $ -               $ -               $ -               $ -

Expenses
Platinum and chemical purchases                $ 28,520             $ (25)         $ 14,247             $ (25)            $ 926
Other operating expenses                      1,671,021           220,576           449,016          $ 62,186         $ 105,099
                                    -------------------         -------------    ----------        ----------        ----------
Total operating expenses                      1,699,541           220,551           463,263            62,161           106,025
                                    -------------------         -------------    ----------        ----------        ----------
Operating loss                               (1,699,541)         (220,551)         (463,263)          (62,161)         (106,025)

Interest expense                                 26,205            12,700             6,660           $ 4,417           $ 3,111

Interest income                                     973                 -                 -                 -                 -
                                    -------------------         -------------    ----------        ----------        ----------
Net loss                                   $ (1,724,773)       $ (233,251)       $ (469,923)        $ (66,578)       $ (109,136)
                                    ===================         =============    ==========        ==========        ==========

Weighted average shares outstanding           5,971,295        10,724,640        13,838,522        10,724,640        10,723,110
                                    -------------------         -------------    ----------        ----------        ----------

Loss per share, basic and diluted               $ (0.29)          $ (0.02)          $ (0.03)          $ (0.01)          $ (0.01)
                                    -------------------         -------------    ----------        ----------        ----------





The accompanying notes are an integral part of the interim financial statements.



                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Cash Flows
        From Inception (October 6, 1998) Through September 30, 2004, and
        For The Nine Months Ended September 30, 2004 and 2003 (Unaudited)


                                                                          Inception          Nine Months Ended September 30,
                                                               (October 6, 1998) to          -------------------------------
                                                                 September 30, 2004               2004                2003
                                                               --------------------         ----------          -----------
Operating Activities:
Net loss                                                               $ (1,724,773)        $ (233,251)         $ (469,923)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation expense                                                         40,543              2,043              11,622
Gain on sale of assets                                                         (324)              (324)                  -
Issuance of stock and options for services                                  374,529                  -            (271,171)
Write off of assets                                                           4,012                  -                   -
Value of office space                                                         4,201              4,201                   -
Changes in operating assets and liabilities:
Inventory                                                                         -                  -              10,229
Notes Receivable                                                             (8,000)            14,000                   -
Prepaid expenses                                                                  -                183             454,541
Deposits                                                                          -              4,940               1,435
Accrued interest                                                             23,986             12,699               5,587
Accrued salaries                                                            660,000            180,000             180,000
Accounts payable                                                             16,964                780              (5,996)
                                                               --------------------         ----------          -----------
Net Cash Used in Operating Activities                                      (608,862)           (14,729)            (83,676)
                                                               --------------------         ----------          -----------
Investing Activities:
Purchases of property and equipment                                        (117,871)                 -                   -
Proceeds from sale of property and equipment                                 69,039              3,000              19,333
                                                               --------------------         ----------          -----------
Net Cash Provided By (Used in) Investing Activities                         (48,832)             3,000              19,333
                                                               --------------------         ----------          -----------
Financing Activities:
Loans from related parties                                                  188,305             13,000              93,199
Proceeds from issuance of long-term debt                                     20,000                  -                   -
Payments on loans from related parties                                      (42,000)                 -             (17,000)
Payments on long-term debt                                                  (20,000)                 -             (17,074)
Proceeds from issuance of common stock                                      513,125                  -               6,950
                                                               --------------------         ----------          -----------
Net Cash Provided by Financing Activities                                   659,430             13,000              66,075
                                                               --------------------         ----------          -----------
Change in Cash                                                                1,736              1,271               1,732
Cash at Beginning of Period                                                       -                465               2,285
                                                               --------------------         ----------          -----------
Cash at End of Period                                                       $ 1,736            $ 1,736             $ 4,017
                                                               ====================         ==========          ===========

Supplemental disclosure of cash flow information
Cash Paid for Interest                                                        2,818                  -                 635
                                                               --------------------         ----------          -----------

Non-cash investing and financing activities
Common stock issued for office equipment                                    $ 3,500                $ -                 $ -
Common stock issued as payment of loans to related parties                   42,963                  -                   -
Common stock returned to treasury from third parties                              -                  -              12,000
Common stock returned to treasury from consultants                                -                  -
                                                               --------------------         ----------          -----------



The accompanying notes are an integral part of the interim financial statements.

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                          Notes to Financial Statements
                     September 30, 2004 and 2003 (Unaudited)

Note 1--Organization and Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the Standards of the Public Company Accounting Oversight Board (United States) for interim financial statements and do not include all information and footnotes required by the Standards of the Public Company Accounting Oversight Board (United States) for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading.

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

Earnings (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) available to Common Stockholders for the period by the weighted average shares of Common Stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of Common Stock assumes the dilutive effect of stock options. All 1,500,000 options outstanding at June 30, 2004 were excluded from the EPS calculation as their effect was anti-dilutive due to the Company realizing net losses for the periods ended September 30, 2004 and 2003.

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

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early exploration stage and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. As shown in the accompanying financial statements, the Company incurred a net loss of $1,724,773 during the period from October 6, 1998 (date of inception) to September 30, 2004. Management intends to provide the necessary development and operating capital through sales of its common stock and commencement of sales of the platinum derived from the licensed product. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and commencement of sales of the platinum derived from the licensed product. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--Accrued Salaries

Effective January 1, 2002, the Company began accruing compensation pursuant to employment agreements dated August 1, 2001. The accrued salaries balance at September 30, 2004, includes $660,000 that the Company owes its officers pursuant to the employment agreements. The Company has breached the employment agreements, and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid.

Note 4--Property and Equipment

On October 16, 2003, the Company sold the majority of its manufacturing equipment to the inventor of the licensed technology for $40,000 so that work could continue related to the development of the manufacturing process. The assets had a historic value of $66,205 and accumulated depreciation of $19,500, creating a net book value of $46,705. As a result of this transaction, the Company received $19,000 on the execution date. During the first quarter of 2004, the Company received an additional $13,000 in cash. At September 30, 2004, the Company's Balance Sheet showed a note receivable for the remaining balance in the amount of $8,000.

During the period ended March 31, 2004, the Company sold its office furniture to a third party for $3,000 in cash.

At September 30, 2004, the Company's property and equipment consists of the following:

 Manufacturing Equipment                                        $  807
          Less Accumulated Depreciation                           (355)
                                                          --------------
 Total Manufacturing Equipment                                  $  452
                                                          --------------

 Office Equipment                                             $ 15,699
          Less Accumulated Depreciation                         (8,050)
                                                          --------------
 Total Office Equipment                                        $ 7,649
                                                          --------------

 Total Property and Equipment                                  $  8,101
                                                          ==============

Note 5--Notes Payable And Related Party Transactions

During 2002, the Company borrowed $56,105 from its President and Vice-President and certain related parties. The loans were unsecured, were due December 31, 2002 and provided for an interest rate of 12% that changed to 16% upon default. During December 2002, the Company repaid $42,000 of the outstanding loans and $963 of accrued interest on those loans with 300,000 shares of the Company's common stock, par value $0.001. The shares were valued at $.14 per share which is the price that had been used to calculate other recent stock transactions at the time. The Company paid the remaining principal balance during 2003. At September 30, 2004 the accumulated interest owed amounts to $2,711.

During January 2003, the Company borrowed $22,000 from its President and Vice-President. The loans are unsecured, were due on December 31, 2003 and provided for an interest rate of 12% that changed to 16% upon default. At September 30, 2004, the remaining unpaid portion of these loans is $19,105 and the related accumulated interest is $4,451.

During the quarter ended June 30, 2003, the Company borrowed $47,000 from 2 of its shareholders. The loans are unsecured, were due on December 31, 2003 and provided for an interest rate of 12% that changed to 16% upon default. At September 30, 2004, the remaining unpaid portion of these loans is $47,000 and the related accumulated interest is $9,042.

During June 2003, the Company rescinded the stock transactions of four of its shareholders. As such, the 2,071,430 shares were returned to treasury and retired, and the original investment amounts totaling $12,000 became an obligation of the Company. The Company issued notes payable for the $12,000. The loans are unsecured, were due on December 31, 2003 and provided for an interest rate of 12% that changed to 16% upon default. At September 30, 2004, the remaining unpaid portion of these notes is $12,000 and the accumulated interest associated with this transaction amounts to $2,238.

During the quarter ended September 30, 2003, the Company borrowed $10,000 from one shareholder and $14,200 from its President and Vice-President. The loans are unsecured, were due on December 31, 2003 and provided for an interest rate of 12% that changed to 16% upon default. At September 30, 2004, the remaining unpaid portion of these loans is $24,200 and the related accumulated interest is $3,750.

During the quarter ended December 31, 2003, the Company borrowed $1,000 from its President and Vice-President. The loans are unsecured, are due on December 31, 2004 and provide for an interest rate of 12% that changes to 16% upon default. At September 30, 2004, the remaining unpaid portion of these loans is $1,000 and the related accumulated interest is $113.

During the period ended June 30, 2004, the Company borrowed $13,000 from a company of which Mr. Lindsey is CEO. The loan is unsecured, is due on December 31, 2004 and provides for an interest rate of 12% that changes to 16% upon default. At September 30, 2004, the remaining unpaid portion of this loan was $13,000 and the related accumulated interest is $718.

Note 6--Commitments and Contingencies

During the period ended June 30, 2004, the Company cancelled its lease agreement for 5,800 square feet of office and warehouse space and moved to a new office space consisting of approximately 400 square feet which is shared with a related company. The lease obligation for this new office space is that of the related company. The lease agreement is dated March 1, 2004, is in effect for 6 months and calls for a monthly payment of $1,200. Texxon has entered into a verbal agreement with the related company regarding Texxon's use of the office space. Currently, Texxon is not required to pay for its use of the space. As such, the Company has recorded the $1,800 value of this space for the period ended September 30, 2004 as an addition to Paid-In-Capital.

Note 7--Common Stock and Paid In Capital

Texxon is authorized to issue 100,000,000 Shares of Common Stock, par value $0.001 per share, of which 10,724,640 shares were outstanding as of September 30, 2004. Texxon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding.

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

Common Stock Transactions

There were no stock transactions during the first nine months of 2004.

Stock Options

At September 30, 2004, no options were exercisable, no options were canceled, no options were granted, vested or forfeited, and 1,500,000 options were outstanding.

Note 8--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred income tax asset are as follows:

                                                          From inception
                                                        (October 6, 1998)
                                                             through
                                                        September 30, 2004
                                                      -----------------------

Net Operating Loss carryforward                                   $ 459,083
Valuation allowance for deferred tax asset                         (459,083)
                                                      -----------------------

Net deferred tax                                                    $   ---
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)     Plan of Operation

     (i)  Cash Requirements

              The Company's plan of operation for the next 12 months is to fund the acquisition of a license for the precious metal recovery technology. Provisions of the license agreement call for the Company to pay the inventor, Russell Twiford, $500,000 upon successfully raising $2,000,000 or more. To date, a payment of $25,000 toward the $500,000 license agreement has been paid. The plan also includes ongoing research and development of the technology as well as the construction and operation of a production facility. The Company will have to raise approximately $6,000,000 to continue product development and construct, equip and operate the processing facility.

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

We Expect Future Losses
     As of September 30, 2004, we have losses of $1,724,773 since the date of inception, October 6, 1998. We expect to continue to incur losses until we commence the operation of our production plant. We expect to incur losses during the initial operation of our plant. There is no assurance that we will be able to develop commercially viable products or to generate net revenue from the sale of our products, or to achieve or maintain profitable operations.

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

We Must Raise Additional Funds To Commence Operations
     We require substantial additional working capital to build, equip and commence production. There is no assurance that the additional capital required will be available to Texxon on acceptable terms when needed, if at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans of constructing a production facility, and would have minimal capital remaining to pursue other opportunities. The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of planned operations. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company. Any additional capital may involve substantial dilution to the interests of Texxon's then existing shareholders.

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

We Are Dependent Upon The Services Of The Researchers And Our Employees

     The precious metals extraction process has been developed by Russell Twiford. The production facility will be operated by the officers of the Company under the guidance of Mr. Twiford. The loss of the services of Mr. Twiford and the inability to retain an acceptable substitute could have a material adverse effect on Texxon. The License Agreement with Mr. Twiford continues in effect in perpetuity.

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

Concentration Of Stock Ownership
     Our officers, consultants and our key employees own a substantial number of shares of the outstanding common stock. Accordingly, these groups of shareholders exercise substantial influence over our business and the election of members to the Board of Directors.

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

Broker - Dealer Sales of Shares
     Effective November 8, 2004, the Company's Common Stock was approved by NASD for trade on the over-the-counter Bulletin Board (OTCBB: TXXN). Approval was received for an opening quote of $.05 Bid and $.15 Ask. Over-the-counter stocks are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the Company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker's commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. These "penny stock rules," therefore, may make it difficult, if not impossible, to sell your shares.

Projections:  Forward Looking Information
     Management has prepared projections regarding Texxon, Inc.'s anticipated financial performance. The Company's projections are hypothetical and based upon the historical financial performance of the Company, the addition of a sophisticated and well funded marketing plan, and other factors influencing the business of Texxon, Inc. The projections are based on Management's best estimate of the probable results of operations of the Company, based on present circumstances, and have not been reviewed by Texxon, Inc.'s independent accountants. These projections are based on several assumptions, set forth therein, which Management believes are reasonable. Some assumptions upon which the projections are based, however, invariably will not materialize do to the inevitable occurrence of unanticipated events and circumstances beyond Management's control. Therefore, actual results of operations will vary from the projections, and such variances may be material. Assumptions regarding future changes in sales and revenues are necessarily speculative in nature. In addition, projections do not and cannot take into account such factors as general economic conditions, unforeseen regulatory changes, the entry into Texxon, Inc.'s market of additional competitors, the terms and conditions of future capitalization, and other risks inherent to the Company's business. While Management believes that the projections accurately reflect possible future results of Texxon, Inc.'s operations, those results cannot be guaranteed.

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

There Is Limited Likelihood Of A Regular Trading Market For The Common Stock
     While the Company's common stock has been approved for trade on the over-the-counter Bulletin Board (OTCBB: TXXN), there can be no assurance that a regular market will ever develop, or if developed, will continue. If a regular market is not developed, it would substantially hinder the liquidity of the common stock. If no market develops, it may be difficult or impossible for the holders of the common stock to sell their securities if they should desire to do so. In addition, there are substantial restrictions on the sale or transfer of common stock imposed by federal and state security laws, if the shares of common stock of the Company are not registered through a registration statement. If the shares are registered, there are no assurances that a regular trading market will develop for any of the common stock and that, if developed, any such market will be sustained.

Going Concern
     We are an Exploration stage Company with no revenues. We will not have revenues until such time as a commercially viable production facility is developed, if ever. Until then, development efforts will depend upon our ability to raise sufficient operating capital. If such capital is not raised, we will not be able to continue as a going concern.

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

          Form 8-K filed November 18, 2004

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                      Texxon, Inc.
                                      (Registrant)


                                      /s/ Gifford Mabie, III
                                      -------------------------------------
                                      Gifford Mabie III, President and CEO


Dated:  November 22, 2004