Form 10QSB/A
period 2004-06-30
TEXXON INC
filed 2004-12-17
CIK 1114208

Texxon 10-QSB/A
                          U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

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

                                  TEXXON, INC.
                 Form 10-QSB/A for the quarter ended June 30, 2004

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

         When used in this Quarterly Report on Form 10-QSB/A, "Texxon," "we," "our," and "us" refers to Texxon, Inc., an Oklahoma corporation.


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

Projections:  Forward Looking Information
     Management has prepared projections regarding Texxon, Inc.'s anticipated financial performance. The Company's projections are hypothetical and based upon the historical financial performance of the Company, the addition of a sophisticated and well funded marketing plan, and other factors influencing the business of Texxon, Inc. The projections are based on Management's best estimate of the probable results of operations of the Company, based on present circumstances. These projections are based on several assumptions, set forth therein, which Management believes are reasonable. Some assumptions upon which the projections are based, however, invariably will not materialize due the inevitable occurrence of unanticipated events and circumstances beyond Management's control. Therefore, actual results of operations will vary from the projections, and such variances may be material. Assumptions regarding future changes in sales and revenues are necessarily speculative in nature. In addition, projections do not and cannot take into account such factors as general economic conditions, unforeseen regulatory changes, the entry into Texxon, Inc.'s market of additional competitors, the terms and conditions of future capitalization, and other risks inherent to the Company's business. While Management believes that the projections accurately reflect possible future results of Texxon, Inc.'s operations, those results cannot be guaranteed.

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


Dated:  December 17, 2004