Form 10KSB
period 2004-12-31
TEXXON INC
filed 2005-03-11
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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


                207 North Gilbert Suite 210-D, Gilbert, AZ 85234
          (Address of Principal Executive Offices, Including ZIP Code)

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


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified price within the past 60 days. $1,394,203 as of February 14, 2005.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 14, 2005, we had 10,724,640 shares of common stock, $0.001 par value, outstanding.

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

               The Company has made no public announcements regarding new products or services.

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

              On February 22, 2001, the Company was granted a perpetual license to use the method of precious metal extraction by the inventor and owner of the process, Russell Twiford. Mr. Twiford as the owner, meaning no rights to the process may be claimed by anyone else, has authorized the rights to the patent, when filed and granted, to be assigned to Texxon, Inc. The license agreement provides for a $500,000 license fee payable to the inventor after the successful raising of two million dollars by the Company. The license agreement also provides a 5% royalty payable to the inventor based on platinum sales made by the Company using the extraction process. As of December 31, 2004, the Company had raised $660,375 through private placements of the Company's common stock. The Company intends to raise the remaining $1,339,625 of the $2 million with further private placements of the Company's common stock. The Company will raise the remaining funds to achieve the $2 million goal on a best efforts basis and cannot predict or anticipate when those funds will be successfully raised.

              On August 1, 2001, the Company entered into written employee agreements with Gifford M. Mabie III and Mark L. Lindsey. The agreements are the same for each employee of the company. These employment agreements are for a term of 2 years and renew automatically. Additionally, the agreements call for an increase in salary at each renewal date. Mr. Mabie and Mr. Lindsey have consented to no increases in their respective salaries for the year ended 2004.

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

         The Company's website is http://www.texxoninc.com

Item 2.  Description of Property

(a)  Location

              The Company currently leases 400 square feet of office space at 207 North Gilbert, Gilbert, AZ, 85234. The lease is through a non-affiliated party to the Company and expires February 28, 2005. This office space is shared with another company and the monthly lease amount is $3,600.

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

Item 4.  Submission of Matters to a Vote of Security Holders

              None

                                     PART II

Item 5.  Market of Common Equity Related Stockholder Matters

(a)  Market Information

               The Company's Common Stock is currently not on the Over The Counter Bulletin Board under the symbol "TXXN". Management does not currently anticipate that any market for its Common Stock will develop until such time, if any, as the Company has successfully implemented its business plan.

(b)  Holders

               As of February 14, 2005, there were 45 holders of record of our common stock.

(c)  Dividends

               The Board has not declared and does not anticipate declaring any dividends. We have not declared or paid, and for the foreseeable future we do not anticipate declaring or paying, dividends on our common stock.



                     RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of securities made by the Company during 2004 and through the date of this filing.

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

              None

         (iv) Any expected significant changes in number of employees

              We do not expect any significant changes in the number of employees.

          (v) Off-Balance Sheet Arrangements

              None

Item 7.  Financial Statements

        See Part F/S

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        The following information can be found in the Company's Form 8-K filed with the Securities and Exchange Commission on November 18, 2004.

         On November 15, 2004, Texxon notified Tullius Taylor Sartain and Sartain LLP ("Tullius Taylor") the principal accountants that were engaged to audit Texxon's financial statements, that it had been dismissed as Texxon's principal accountants. Tullius Taylor was engaged by Texxon on March 7, 2003 and issued reports on the financial statements of Texxon from that time through the date of the filing of this report on Form 8-K. During the period subsequent to March 7, 2003 and preceding Tullius Taylor's dismissal, there were no disagreements between Texxon and Tullius Taylor on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Tullius Taylor, would have caused Tullius Taylor to make a reference to the subject matter of the disagreement(s) in connection with its reports on Texxon's financial statements.

         Tullius Taylor's reports on Texxon's financial statements for the period since their engagement on March 7, 2003 contained no adverse opinions or disclaimers of opinion but were modified as to uncertainty relating to Texxon's ability to continue as a going concern. There were no modifications relating to audit scope or accounting principles.

         Texxon requested a letter from Tullius Taylor as to whether Tullius Taylor agrees or disagrees with the above statements and received response from Tullius Taylor that it agrees with the above statements.

         On November 15, 2004, Texxon engaged Sutton, Robinson, Freeman and Co., P.C. ("Sutton Robinson Freeman") to replace Tullius Taylor as Texxon's new principal accountants to audit Texxon's financial statements. The decision to change accountants from Tullius Taylor to Sutton Robinson Freeman was recommended and approved by Texxon's Board of Directors.

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

(a)  Directors and Executive Officers

     Gifford Mabie III, age 35, has been President and Director of the Company since January 1, 2001 and will continue to devote approximately 50% of his time toward the business. From June 1998 to March 2000, Mr. Mabie completed the Year 2000 (Y2K) Audit for Nissan Motor Manufacturing Corporation, the largest manufacturing facility (6 million square feet) under one roof in North America. This included the project management and documentation for 8 individual plants located on the Smyrna, TN and Decherd, TN sites. From 1996 to 1999 Mr. Mabie worked as a senior engineer for Instrument Controls Service with responsibilities including project management and engineering team management. From 1999 to 2001, Mr. Mabie was previously the Engineering Sales Manager for Performance Technical Services, Inc., an integration and engineering firm in Murfreesboro, TN. His responsibilities included business development for the Mid-South Region, engineering sales and regional office management. He holds a Bachelors of Science degree in Engineering Technology with a major in computer systems from Memphis State University.

     Mark L. Lindsey, age 35, has been Vice President and Director of the Company since January 1, 2001 and will continue to devote approximately 50% of his time toward the business. From 1991 to 2001, Mr. Lindsey worked as an electrical engineer in industrial automation, process design and process automation. This experience was gained under the employment of several engineering and automation firms including; Instrument Controls Service, Behrent Engineering, AZO Inc. and Performance Technical Services, Inc. From 1996 to 2001, he was a Senior Project Engineer with responsibilities including project cost tracking, hardware design, control system specification and implementation, and management of staff Project Engineers. From 1999 to 2001, Mr. Lindsey served as the Engineering Manager for Performance Technical Services, Inc., an integration and engineering firm in Murfreesboro, TN. His responsibilities included project cost analysis, project feasibility and viability studies and management of engineers from both the home and regional offices. He holds a Bachelors of Science degree in Engineering Technology with a major in electrical engineering from Memphis State University.

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

                                                             Annual       Restricted         Securities                    All Other
        Name and                 Other                    Compen-sation  Stock Award(s)      Underlying          LTIP      Compen-
   Principle Position   Year     Salary ($)   Bonus ($)       ($)             ($)         Options/SARs (#)     Payout($)   sation($)
---------------------- ------- ------------- ------------ ------------- ---------------- -------------------- ------------ ---------

Gifford M. Mabie III   2003    $120,000 (1)  $0           $0            $0               0                    $0           $0
President & CEO
                       2004    $120,000 (1)  $0           $0            $0               0                    $0           $0
Mark L. Lindsey        2003    $120,000 (2)  $0           $0            $0               0                    $0           $0
Vice Pres, Treasurer
                       2004    $120,000 (2)  $0           $0            $0               0                    $0           $0



(1) Represents salary accrued but not paid during 2003 and 2004. As of the date of this filing, the Company has not paid this accrual.

(2) Represents salary accrued but not paid during 2003 and 2004. As of the date of this filing, the Company has not paid this accrual.





Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of February 17, 2004, with respect to Common Stock of the Company owned by, the directors and officers of the Company, and other individuals who own more than 5% of the outstanding and voting Common Stock.



 Title of Class   Name and Address of Beneficial Owner    Relationship to Company    Common Shares Owned   Percent of Class
                                                                                                              Outstanding
----------------- ------------------------------------- ---------------------------- -------------------- --------------------

     Common       Ronald C. Kaufman                          Corporate Counsel                 2,500,000               18.22%
                  324 South Boston
                  10th Floor
                  Tulsa, OK 74119

     Common       Gifford M. Mabie III                     Officer and Director                1,214,286                8.85%
                  1460 East Oxford Lane
                  Gilbert, AZ 85296

     Common       Mark L. Lindsey                          Officer and Director               1,192,857,                8.69%
                  4069 East Wrangler Ct
                  Gilbert, AZ 85297

     Common       Dr. Robert H. Yoe Jr.                      Beneficial Owner                  1,000,000                7.29%
                  2844 Shook Hill Road
                  Birmingham, AL 35223

     Common       Robert H. Yoe III                          Beneficial Owner                  1,000,000                7.28%
                  1000 Laurel Lane
                  Ft. Payne, AL 35967
                                                                                     --------------------

Officers, Directors and Employees as a Group (2 Persons)                                       2,407,143               17.54%
                                                                                     --------------------

Corporate Counsel as a Group (1 Person)                                                        2,500,000               18.22%
                                                                                     --------------------

Officers, Directors, Beneficial Owners and Consultants as a Group (5 Persons)                  6,907,143               50.33%
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

Item 13.   Exhibits and Reports on Form 8-K

     Exhibits:    See Part III Index to Exhibits

     Form 8-K:    Form 8-K filed with the Securities and Exchange Commission on
                  November 18, 2004 in relation to change in accountants.

Item 14.   Principal Accountant Fees and Services

         The following summarizes the fees billed by Tullius Taylor Sartain & Sartain, our independent accountants, during 2003 and 2004 and Sutton Robinson Freeman and Company PC during 2004:

                                                   2003             2004
                                               -----------      -----------
         Tullius Taylor
                  Audit Fees (1)                 $  19,850        $  13,350
                  Audit-Related Fees             $      --        $      --
                  Tax Fees (2)                   $     750        $     875
                  All Other Fees (3)             $     360        $     675
         Sutton Robinson Freeman and Company
                  Audit Fees (1)                 $      --        $   1,500
                  Audit-Related Fees             $      --        $      --
                  Tax Fees (2)                   $      --        $      --
                  All Other Fees (3)             $      --        $     300


(1) Includes fees billed or to be billed during 2003 and 2004 for the audit of our financial statements for the years ended December 31, 2003 and 2004, as well as the review of our quarterly financial statements included in our Forms 10-QSB filed during the year 2003 and 2004.

(2) Includes fees billed or to be billed during 2003 and 2004 for the preparation of our federal and state income tax returns, franchise tax returns, and personal property tax returns for the years ended December 31, 2003 and 2004.

(3) Includes fees billed during 2004 for tax related consulting and review of regulatory filings.


                                    PART F/S


                 INDEX TO FINANCIAL STATEMENTS AND RELATED NOTES

Audited Financial Statements

Independent Auditors' Report.......................................................................      13

Balance Sheet At December 31, 2004.................................................................      14

Statements Of Operations From Inception (October 6, 1998) Through December 31, 2004
And For The Years Ended December 31, 2004 and 2003................................................       15

Statements Of Cash Flows From Inception (October 6, 1998) Through December 31, 2004
And For The Years Ended December 31, 2004 and 2003.................................................      16

Statements Of Shareholders' Equity From Inception (October 6, 1998) Through
December 31, 2004..................................................................................      17

Notes To Financial Statements From Inception (October 6, 1998) Through
December 31, 2004, And For The Years Ended December 31, 2004 and 2003..............................      18





                          Independent Auditor's Report


To the Shareholders of
Texxon, Inc.
Tulsa, Oklahoma

We have audited the accompanying balance sheet of Texxon, Inc. (a development stage company) for the years ended December 31, 2004 and 2003, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2004 and 2003 and for the period from December 16, 1997
(inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texxon, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from December 16, 1997 (inception) to December 31, 2004 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Sutton Robinson Freeman & Co.
----------------------------------------
Sutton Robinson Freeman & Co., P. C.
Certified Public Accountants

February 23, 2005

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                                  Balance Sheet
                                December 31, 2004



                                     ASSETS
Current Assets
Cash                                                                $ 74
Prepaid Expense                                                    1,200
Note Receivable                                                    8,000
                                                              ----------
Total Current Assets                                               9,274
                                                              ----------
Property and Equipment, Net
Manufacturing equipment                                              807
Office equipment                                                  15,699
Accumulated depreciation                                          (9,086)
                                                              ----------
Total Property and Equipment, Net                                  7,420
                                                              ----------
TOTAL ASSETS                                                    $ 16,694
                                                              ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable                                                 $ 3,601
Notes payable - related parties                                  116,304
Accrued interest on related party notes                           27,856
Accrued salaries                                                 720,000
                                                              ----------
Total Current Liabilities                                        867,761
                                                              ----------
Total Liabilities                                                867,761
                                                              ----------
Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares
   authorized; no shares issued or outstanding                         -
Common stock, $.001 par value; 100,000,000 shares
   authorized; 10,724,640 shares issued and outstanding           10,725
Additional paid-in capital                                       937,378
Deficit accumulated during the exploration stage              (1,799,170)
                                                              ----------
Total Stockholders' Equity (Deficit)                            (851,067)
                                                              ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $ 16,694
                                                              ==========


The accompanying notes are an integral part of the financial statements.


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Operations
         From Inception (October 6, 1998) Through December 31, 2004, and
                 For The Years Ended December 31, 2004 and 2003




                                                         Inception                      Year Ended
                                               (October 6, 1998) to      ----------------------------------------
                                                  December 31, 2004      December 31, 2004      December 31, 2003
                                               --------------------      -----------------      -----------------

Revenue                                                         $ -                    $ -                    $ -

Expenses
Platinum and chemical purchases                            $ 28,520                  $ (25)              $ 14,252
Other operating expenses                                  1,740,585                290,140                560,935
                                               --------------------      -----------------      -----------------
Total operating expenses                                  1,769,105                290,115                575,187
                                               --------------------      -----------------      -----------------
Operating loss                                           (1,769,105)              (290,115)              (575,187)

Interest expense                                             31,038                 17,533                  9,720

Interest income                                                 973                      -                      -
                                               --------------------      -----------------      -----------------
Net loss                                               $ (1,799,170)            $ (307,648)            $ (584,907)
                                               ====================      =================      =================
Weighted average shares outstanding                       6,163,265             10,724,640             13,053,653
                                               --------------------      -----------------      -----------------
Loss per share, basic and diluted                           $ (0.29)               $ (0.03)               $ (0.04)
                                               --------------------      -----------------      -----------------




The accompanying notes are an integral part of the financial statements.


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Cash Flows
         From Inception (October 6, 1998) Through December 31, 2004, and
                 For The Years Ended December 31, 2004 and 2003



                                                                          Inception                     Year Ended
                                                               (October 6, 1998) to      ----------------------------------------
                                                                  December 31, 2004      December 31, 2004      December 31, 2003
                                                               --------------------      -----------------      -----------------

Operating Activities:
Net loss                                                               $ (1,799,170)           $ (307,648)            $ (584,907)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation expense                                                         41,224                 2,724                 12,445
Gain on sale of assets                                                         (324)                 (324)                     -
Issuance of stock and options for services                                  374,529                     -               (271,171)
Write off of assets                                                           4,012                     -                  4,012
Value of office space                                                        25,986                25,986                      -
Changes in operating assets and liabilities:
Inventory                                                                         -                     -                 10,229
Notes Receivable                                                             (8,000)               14,000                (22,000)
Prepaid expenses                                                             (1,200)               (1,017)               469,402
Deposits                                                                          -                 4,940                  1,435
Accrued interest                                                             28,819                17,532                  8,689
Accrued salaries                                                            720,000               240,000                240,000
Accounts payable                                                              3,600               (12,584)                (3,069)
                                                               --------------------      -----------------      -----------------
Net Cash Used in Operating Activities                                      (610,524)              (16,391)              (134,935)
                                                               --------------------      -----------------      -----------------
Investing Activities:
Purchases of property and equipment                                        (117,871)                    -                      -
Proceeds from sale of property and equipment                                 69,039                 3,000                 66,039
                                                               --------------------      -----------------      -----------------
Net Cash Provided By (Used in) Investing Activities                         (48,832)                3,000                 66,039
                                                               --------------------      -----------------      -----------------
Financing Activities:
Loans from related parties                                                  188,305                13,000                 94,200
Proceeds from issuance of long-term debt                                     20,000                     -                      -
Payments on loans from related parties                                      (42,000)                    -                (17,000)
Payments on long-term debt                                                  (20,000)                    -                (17,074)
Proceeds from issuance of common stock                                      513,125                     -                  6,950
                                                               --------------------      -----------------      -----------------
Net Cash Provided by Financing Activities                                   659,430                13,000                 67,076
                                                               --------------------      -----------------      -----------------
Change in Cash                                                                   74                  (391)                (1,820)
Cash at Beginning of Period                                                       -                   465                  2,285
                                                               --------------------      -----------------      -----------------
Cash at End of Period                                                          $ 74                  $ 74                  $ 465
                                                               ====================      =================      =================

Supplemental disclosure of cash flow information
Cash Paid for Interest                                                        2,818                     -                    635
                                                               --------------------      -----------------      -----------------
Non-cash investing and financing activities
Common stock issued for office equipment                                    $ 3,500                   $ -                    $ -
Common stock issued as payment of loans to related parties                   42,963                     -                      -
Common stock returned to treasury from third parties                              -                     -                 12,000
Common stock returned to treasury from consultants                                -                     -                      -




The accompanying notes are an integral part of the financial statements.


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                  Statements of Changes in Stockholders' Equity
           From Inception (October 6, 1998) Through December 31, 2004


                                                                                                             Deficit
                                                                                                          Accumulated
                                          Preferred Stock        Common Stock     Additional      Common   During the
                                          ---------------      ----------------      Paid-In       Stock  Exploration
                                           Shares  Amount      Shares    Amount      Capital  Subscribed         Stage       Total
                                           ------  ------  ----------  --------   ----------  ----------  ------------   ---------

Balance at inception  (October 6, 1998)         -     $ -           -       $ -          $ -         $ -           $ -         $ -
Common stock issued to founders                 -       -   3,000,000     3,000            -      (3,000)            -           -

Balance, December 31, 2000                      -       -   3,000,000     3,000            -      (3,000)            -           -
                                           ------  ------  ----------  --------   ----------  ----------  ------------   ---------

Payment of common stock subscribed              -       -           -         -            -       3,000             -       3,000
Options to non-employees                        -       -           -         -        3,500           -             -       3,500
Common stock issued to founders                 -       -   3,500,000     3,500            -           -             -       3,500
Common stock issued to third parties            -       -   3,179,784     3,180      453,870                               457,050
Common stock issued for services                -       -   1,000,000     1,000      139,000           -             -     140,000
Common stock issued for assets                  -       -      25,000        25        3,475           -             -       3,500
Net loss                                        -       -           -         -            -           -      (394,570)   (394,570)

Balance, December 31, 2001                      -       -  10,704,784    10,705      599,845           -      (394,570)    215,980
                                           ------  ------  ----------  --------   ----------  ----------  ------------   ---------

Common stock issued to third parties                          293,214       293       42,332           -             -      42,625
Common stock issued for services                -       -   3,535,714     3,536      498,664           -             -     502,200
Common stock issued as payment of debt          -       -     300,000       300       42,663           -             -      42,963
Net loss                                        -       -           -         -            -           -      (512,045)   (512,045)

Balance, December 31, 2002                      -     $ -  14,833,712  $ 14,834  $ 1,183,504         $ -    $ (906,615)  $ 291,723
                                           ------  ------  ----------  --------   ----------  ----------  ------------   ---------

Common stock issued to third parties            -       -      69,500        69        6,881           -             -       6,950
Common stock issued for services                -       -     892,858       893      124,107           -             -     125,000
Common stock retired - third party              -       -  (2,071,430)   (2,071)      (9,929)          -             -     (12,000)
Common stock retired - consultants              -       -  (3,000,000)   (3,000)    (393,171)          -             -    (396,171)
Net loss                                        -       -           -         -            -           -      (584,907)   (584,907)
Balance, December 31, 2003                      -     $ -  10,724,640  $ 10,725    $ 911,392         $ -  $ (1,491,522)  $(569,405)
                                           ------  ------  ----------  --------   ----------  ----------  ------------   ---------

Value of donated office space                                                        $ 6,001                                 6,001
Value of contributed capital                                                        $ 19,985                                19,985
Net loss                                                                                                      (307,648)   (307,648)

Balance, December 31, 2004                      -     $ -  10,724,640  $ 10,725    $ 937,378         $ -  $ (1,799,170)  $(851,067)
                                           ======  ======  ==========  ========   ==========  ==========  ============   =========



The accompanying notes are an integral part of the financial statements.

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                          Notes to Financial Statements
                           December 31, 2004 and 2003

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

Earnings (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) available to Common Stockholders for the period by the weighted average shares of Common Stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of Common Stock assumes the dilutive effect of stock options. All 1,500,000 options outstanding at June 30, 2004 were excluded from the EPS calculation as their effect was anti-dilutive due to the Company realizing net losses for the periods ended December 31, 2004 and 2003.

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

New Accounting Standards
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We are evaluating these new rules, but expect no material impact upon adoption relating to outstanding options.

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early exploration stage and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. As shown in the accompanying financial statements, the Company incurred a net loss of $1,799,170 during the period from October 6, 1998 (date of inception) to December 31, 2004. Management intends to provide the necessary development and operating capital through sales of its common stock and commencement of sales of the platinum derived from the licensed product. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and commencement of sales of the platinum derived from the licensed product. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--Accrued Salaries

Effective January 1, 2002, the Company began accruing compensation pursuant to employment agreements dated August 1, 2001. The accrued salaries balance at December 31, 2004, includes $720,000 that the Company owes its officers pursuant to the employment agreements. The Company has breached the employment agreements, and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid.

Note 4--Property and Equipment

On October 16, 2003, the Company sold the majority of its manufacturing equipment to the inventor of the licensed technology for $40,000 so that work could continue related to the development of the manufacturing process. The assets had a historic value of $66,205 and accumulated depreciation of $19,500, creating a net book value of $46,705. As a result of this transaction, the Company received $19,000 on the execution date. During the first quarter of 2004, the Company received an additional $13,000 in cash. At December 31, 2004, the Company's Balance Sheet showed a note receivable for the remaining balance in the amount of $8,000.

During the period ended March 31, 2004, the Company sold its office furniture to a third party for $3,000 in cash.

At December 31, 2004, the Company's property and equipment consists of the following:

         Manufacturing Equipment                     $  807
                  Less Accumulated Depreciation        (384)
                                                   ----------
         Total Manufacturing Equipment               $  423
                                                   ----------

         Office Equipment                          $ 15,699
                  Less Accumulated Depreciation      (8,702)
                                                   ----------
         Total Office Equipment                     $ 6,997
                                                   ----------

         Total Property and Equipment               $  7,420
                                                   ==========

Note 5--Notes Payable and Related Party Transactions

During 2002, the Company borrowed $56,105 from its President and Vice-President and certain related parties. The loans were unsecured, were due December 31, 2002 and provided for an interest rate of 12% that changed to 16% upon default. During December 2002, the Company repaid $42,000 of the outstanding loans and $963 of accrued interest on those loans with 300,000 shares of the Company's common stock, par value $0.001. The shares were valued at $.14 per share which is the price that had been used to calculate other recent stock transactions at the time. The Company paid the remaining principal balance during 2003. At December 31, 2004 the accumulated interest owed amounts to $2,711.

During January 2003, the Company borrowed $22,000 from its President and Vice-President. The loans are unsecured, were due on December 31, 2003 and provided for an interest rate of 12% that changed to 16% upon default. At December 31, 2004, the remaining unpaid portion of these loans is $19,105 and the related accumulated interest is $5,049.

During the quarter ended June 30, 2003, the Company borrowed $47,000 from 2 of its shareholders. The loans are unsecured, were due on December 31, 2003 and provided for an interest rate of 12% that changed to 16% upon default. At December 31, 2004, the remaining unpaid portion of these loans is $47,000 and the related accumulated interest is $10,938.

During June 2003, the Company rescinded the stock transactions of four of its shareholders. As such, the 2,071,430 shares were returned to treasury and retired, and the original investment amounts totaling $12,000 became an obligation of the Company. The Company issued notes payable for the $12,000. The loans are unsecured, were due on December 31, 2003 and provided for an interest rate of 12% that changed to 16% upon default. At December 31, 2004, the remaining unpaid portion of these notes is $12,000 and the accumulated interest associated with this transaction amounts to $2,722.

During the quarter ended September 30, 2003, the Company borrowed $10,000 from one shareholder and $14,200 from its President and Vice-President. The loans are unsecured, were due on December 31, 2003 and provided for an interest rate of 12% that changed to 16% upon default. At December 31, 2004, the remaining unpaid portion of these loans is $24,200 and the related accumulated interest is $4,957.

During the quarter ended December 31, 2003, the Company borrowed $1,000 from its President and Vice-President. The loans are unsecured, are due on December 31, 2004 and provide for an interest rate of 12% that changes to 16% upon default. At December 31, 2004, the remaining unpaid portion of these loans is $1,000 and the related accumulated interest is $128.

During the period ended June 30, 2004, the Company borrowed $13,000 from a company of which Mr. Lindsey is CEO. The loan is unsecured, is due on December 31, 2004 and provides for an interest rate of 12% that changes to 16% upon default. At December 31, 2004, the remaining unpaid portion of this loan was $13,000 and the related accumulated interest is $1,111.

Note 6--Commitments and Contingencies

During the year ended December 31, 2004, the Company cancelled its lease agreement for 5,800 square feet of office and warehouse space and moved to a new office space consisting of approximately 400 square feet which is shared with a related company. The lease obligation for this new office space is that of the related company. The lease agreement is dated March 1, 2004, is in effect for 6 months and calls for a monthly payment of $1,200. Texxon has entered into a verbal agreement with the related company regarding Texxon's use of the office space. Currently, Texxon is not required to pay for its use of the space. As such, the Company has recorded the $6,001 value of this space for the year ended December 31, 2004 as an addition to Paid-In-Capital.

Note 7--Common Stock and Paid In Capital

Texxon is authorized to issue 100,000,000 Shares of Common Stock, par value $0.001 per share, of which 10,724,640 shares were outstanding as of December 31, 2004. Texxon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding.

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

Common Stock Transactions

There were no stock transactions during the year ended December 31, 2004.

Stock Options

At December 31, 2004, no options were exercisable, no options were canceled, no options were granted, vested or forfeited, and 1,500,000 options were outstanding.

Note 8--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred income tax asset are as follows:

                                                  From inception
                                                (October 6, 1998)
                                                         through
                                               December 31, 2004
                                             --------------------

Net Operating Loss carryforward                        $ 484,378
Valuation allowance for deferred tax asset              (484,378)
                                             --------------------

Net deferred tax                                         $   ---
                                             --------------------

As the Company has generated net operating losses from its inception and there is no assurance of the Company's ability to generate future taxable income, a valuation allowance has been established to recognize its deferred tax assets only to the extent of deferred tax liabilities.


                                    Part III

                      Index to and Description of Exhibits


Exhibit
Number           Description of Exhibit
---------------- ------------------------------------------------------------------------------------------------

2.1 *            Articles of Incorporation dated October 6, 1998
2.2 *            By-laws of Texxon, Inc. adopted October 6, 1998
3.1 *            Sample Stock Certificate
6.1 **           Texxon, Inc. Non-Qualified Stock Option Plan
6.2 *            License Agreement dated February 22, 2001
6.3 *            Joint Venture Agreement dated February 22, 2001
6.4 *            Employee Agreement for Gifford M. Mabie III dated August 1, 2001
6.5 *            Employee Agreement for Mark L. Lindsey dated August 1, 2001
6.6 *            Indemnification Agreement for Gifford M. Mabie III dated August 1, 2001
6.7 *            Indemnification Agreement for Mark L. Lindsey dated August 1, 2001
6.8 *            Dean Guise Agreement dated August 28, 2001
6.9 *            Dr. Mick Bjelopavlic Agreement dated May 13, 2002
31.1 ***         Certification of Chief Executive Officer and Chief
                 Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ***         Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



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

March 10, 2005