Form 10KSB/A
period 2004-12-31
TEXXON INC
filed 2005-03-17
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB/A

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.[ X ]


State issuer's revenues for its most recent fiscal year: $-0-


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

         When used in this Annual Report on Form 10-KSB/A, "Texxon," "we," "our," and "us" refers to Texxon, Inc., an Oklahoma corporation.

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

Item 4.  Submission of Matters to a Vote of Security Holders

              None

                                     PART II

Item 5.  Market of Common Equity Related Stockholder Matters

(a)  Market Information

               The Company's Common Stock began trading on the Over The Counter Bulletin Board under the symbol "TXXN" on November 24, 2004. The high and low prices for our common stock during the calendar quarter ended were:

                  Quarter ended            High         Low
                  -------------            ----         ---
                  December 31, 2004        $0.36       $0.14


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



*   Filed with Amended Form 10-SB filed November 1, 2002.
**  Filed with S-8 Registration Statement filed January 27, 2003
*** Filed as an Exhibit to this Form 10-KSB/A

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

March 17, 2005