Form 10KSB/A
period 2004-12-31
TEXXON INC
filed 2005-03-28
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                  Amendment #2

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

Item 8A.   Controls and Procedures

        (a) Disclosure Controls and Procedures. The Company's Chief Executive Officer and principal financial officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and principal financial officer, have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in the Company's periodic SEC filings.

         (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report and subsequent to that period that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


/s/Sutton Robinson Freeman & Co.
----------------------------------------
Sutton Robinson Freeman & Co., P. C.
Certified Public Accountants
Tulsa, Oklahoma

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

March 28, 2005