Form 10QSB
period 2005-03-31
TEXXON INC
filed 2005-05-23
CIK 1114208

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2005

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



                17623 Sagemont Square Court , Richmond, TX 77469
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: (713)-459-4402

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES [X] NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 16,932,159 shares as of May 16, 1005.

                                  TEXXON, INC.
              Form 10-QSB for the quarter ended March 31, 2005

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

         When used in this Quarterly Report on Form 10-QSB, "Texxon," "we," "our," and "us" refers to Texxon, Inc., an Oklahoma corporation.

                                      INDEX



Part I.  Financial Information

     Item 1.  Financial Information

         Balance Sheet at March 31, 2005 (Unaudited)..............................................         3

         Statements of Operations From Inception (October 6, 1998) Through March 31, 2005, and For The
         Three Months Ended March 31, 2005 and 2004 (Unaudited)...................................         4

         Statements of Cash Flows From Inception (October 6, 1998) Through March 31, 2005 and For The
         Three Months Ended March 31, 2005 and 2004 (Unaudited)...................................         5

     Item 2.  Plan of Operation...................................................................        11

     Item 3.  Controls and Procedures.............................................................        19

Part II. Other Information

     Item 1.  Legal Proceedings...................................................................        19
     Item 2.  Changes in Securities and Use of Proceeds...........................................        19
     Item 3.  Defaults upon Senior Securities.....................................................        19
     Item 4.  Submission of Matters to a Vote of Security Holders.................................        19
     Item 5.  Other Information...................................................................        19
     Item 6.  Exhibits and Reports on Form 8-K....................................................        19

Signatures .......................................................................................        20



                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                  Texxon, Inc.
                         (An Exploration Stage Company)

                                  Balance Sheet
                           March 31, 2005 (Unaudited)



                                        ASSETS
Current Assets
Cash                                                                      $ 681
Prepaid Expense                                                         713,700
Note Receivable                                                           8,000
Total Current Assets                                                    722,381

Property and Equipment, Net
Manufacturing equipment                                                     807
Office equipment                                                         15,699
Accumulated depreciation                                                 (9,767)
Total Property and Equipment, Net                                         6,739

TOTAL ASSETS                                                          $ 729,120

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable                                                        $ 3,600
Notes payable - related parties                                         116,304
Accrued interest on related party notes                                  31,222
Accrued salaries                                                        780,000
Total Current Liabilities                                               931,126

Total Liabilities                                                       931,126

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares
   authorized; no shares issued or outstanding                                -
Common stock, $.001 par value; 100,000,000 shares
   authorized; 14,174,640 shares issued and outstanding                  14,175
Additional paid-in capital                                            2,436,178
Deficit accumulated during the exploration stage                     (2,652,359)
Total Stockholders' Equity (Deficit)                                   (202,006)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $ 729,120


The accompanying notes are an integral part of the interim financial statements.


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Operations
          From Inception (October 6, 1998) Through March 31, 2005, and
         For The Three Months Ended March 31, 2005 and 2004 (Unaudited)




                          Inception Three Months Ended
                                      (October 6, 1998) to      -------------------------------------
                                         March 31, 2005         March 31, 2005         March 31, 2004
                                      --------------------      --------------         --------------

Revenue                                              $ -                  $ -                    $ -

Expenses
Platinum and chemical purchases                 $ 28,520                  $ -                    $ -
Other operating expenses                       2,593,774              853,189                 80,487
                                      --------------------      --------------         --------------
Total operating expenses                       2,622,294              853,189                 80,487
                                      --------------------      --------------         --------------
Operating loss                                (2,622,294)            (853,189)               (80,487)

Interest expense                                  31,038                    -                  3,979

Interest income                                      973                    -                      -
                                      --------------------      --------------         --------------
Net loss                                    $ (2,652,359)          $ (853,189)             $ (84,466)
                                      ====================      ==============         ==============

Weighted average shares outstanding            6,449,572           13,696,307             10,724,640
                                      --------------------      --------------         --------------

Loss per share, basic and diluted                $ (0.41)             $ (0.06)               $ (0.01)
                                      --------------------      --------------         --------------





The accompanying notes are an integral part of the interim financial statements.


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Cash Flows
          From Inception (October 6, 1998) Through March 31, 2005, and
         For The Three Months Ended March 31, 2005 and 2004 (Unaudited)




                                                                 Inception                Three Months Ended
                                                            (October 6, 1998) to    ----------------------------------
                                                              March 31, 2005        March 31, 2005      March 31, 2004
                                                            --------------------    --------------      --------------

Operating Activities:
Net loss                                                           $ (2,652,359)        $ (853,189)          $ (84,466)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation expense                                                     41,905                681                 681
Gain on sale of assets                                                     (324)                 -                (324)
Issuance of stock and options for services                            1,874,529          1,500,000                   -
Write off of assets                                                       4,012                  -                   -
Value of office space                                                    27,786              1,800                 600
Changes in operating assets and liabilities:
Inventory                                                                     0                  -                   -
Notes Receivable                                                         (8,000)                 -              13,000
Prepaid expenses                                                       (713,700)          (712,500)               (869)
Deposits                                                                      0                  -               4,626
Accrued interest                                                         32,184              3,365               3,979
Accrued salaries                                                        780,000             60,000              60,000
Accounts payable                                                          3,600                  -                 467
                                                            --------------------    --------------      --------------
Net Cash Used in Operating Activities                                  (610,367)               157              (2,306)
                                                            --------------------    --------------      --------------
Investing Activities:
Purchases of property and equipment                                    (117,871)                 -                   -
Proceeds from sale of property and equipment                             69,039                  -               3,000
                                                            --------------------    --------------      --------------
Net Cash Provided By (Used in) Investing Activities                     (48,832)                 0               3,000
                                                            --------------------    --------------      --------------
Financing Activities:
Loans from related parties                                              188,305                  -                   -
Proceeds from issuance of long-term debt                                 20,000                  -                   -
Payments on loans from related parties                                  (42,000)                 -                   -
Payments on long-term debt                                              (20,000)                 -                   -
Proceeds from issuance of common stock                                  513,575                450                   -
                                                            --------------------    --------------      --------------
Net Cash Provided by Financing Activities                               659,880                450                   -
                                                            --------------------    --------------      --------------
Change in Cash                                                              681                607                 694
Cash at Beginning of Period                                                   -                 74                 465
                                                            --------------------    --------------      --------------
Cash at End of Period                                                     $ 681              $ 681             $ 1,159
                                                            ====================    ==============      ==============

Supplemental disclosure of cash flow information
Cash Paid for Interest                                                    2,818                  -                   -
                                                            --------------------    --------------      --------------

Non-cash investing and financing activities
Common stock issued for office equipment                                $ 3,500                $ -                 $ -
Common stock issued as payment of loans to related parties               42,963                  -                   -
Common stock returned to treasury from third parties                          -                  -                   -
Common stock returned to treasury from consultants                            -                  -                   -
                                                            --------------------    --------------      --------------



The accompanying notes are an integral part of the interim financial statements.

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                          Notes to Financial Statements
         For The Three Months Ended March 31, 2005 and 2004 (Unaudited)

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

Earnings (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) available to Common Stockholders for the period by the weighted average shares of Common Stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of Common Stock assumes the dilutive effect of stock options. All 4,050,000 options outstanding at March 31, 2005 were excluded from the EPS calculation as their effect was anti-dilutive due to the Company realizing net losses for the periods ended March 31, 2005 and 2004.

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

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early exploration stage and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. As shown in the accompanying financial statements, the Company incurred a net loss of $2,652,359 during the period from October 6, 1998 (date of inception) to March 31, 2005. Management intends to provide the necessary development and operating capital through sales of its common stock and commencement of sales of the platinum derived from the licensed product. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and commencement of sales of the platinum derived from the licensed product. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--Accrued Salaries

Effective January 1, 2002, the Company began accruing compensation pursuant to employment agreements dated August 1, 2001. The accrued salaries balance at March 31, 2005, includes $780,000 that the Company owes its officers pursuant to the employment agreements. The Company has breached the employment agreements, and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid.

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

At March 31, 2005, the Company's property and equipment consists of the following:

Manufacturing Equipment                            $  807
         Less Accumulated Depreciation               (413)
                                             --------------
Total Manufacturing Equipment                      $  394
                                             --------------

Office Equipment                                 $ 15,699
         Less Accumulated Depreciation             (9,354)
                                             --------------
Total Office Equipment                            $ 6,345
                                             --------------

Total Property and Equipment                      $  6,739
                                             ==============

Note 5--Notes Payable and Related Party Transactions

During 2002, the Company borrowed $56,105 from its President and Vice-President and certain related parties. The loans were unsecured, were due December 31, 2002 and provided for an interest rate of 12% that changed to 16% upon default. During December 2002, the Company repaid $42,000 of the outstanding loans and $963 of accrued interest on those loans with 300,000 shares of the Company's common stock, par value $0.001. The shares were valued at $.14 per share which is the price that had been used to calculate other recent stock transactions at the time. The Company paid the remaining principal balance during 2003. At March 31, 2005 the accumulated interest owed amounts to $2,711.

During January 2003, the Company borrowed $22,000 from its President and Vice-President. The loans are unsecured, were due on December 31, 2003 and provided for an interest rate of 12% that changed to 16% upon default. At March 31, 2005, the remaining unpaid portion of these loans is $19,105 and the related accumulated interest is $5,850.

During the quarter ended June 30, 2003, the Company borrowed $47,000 from 2 of its shareholders. The loans are unsecured, were due on December 31, 2003 and provided for an interest rate of 12% that changed to 16% upon default. At March 31, 2005, the remaining unpaid portion of these loans is $47,000 and the related accumulated interest is $12,298.

During June 2003, the Company rescinded the stock transactions of four of its shareholders. As such, the 2,071,430 shares were returned to treasury and retired, and the original investment amounts totaling $12,000 became an obligation of the Company. The Company issued notes payable for the $12,000. The loans are unsecured, were due on December 31, 2003 and provided for an interest rate of 12% that changed to 16% upon default. At March 31, 2005, the remaining unpaid portion of these notes is $12,000 and the accumulated interest associated with this transaction amounts to $3,069.

During the quarter ended September 30, 2003, the Company borrowed $10,000 from one shareholder and $14,200 from its President and Vice-President. The loans are unsecured, were due on December 31, 2003 and provided for an interest rate of 12% that changed to 16% upon default. At March 31, 2005, the remaining unpaid portion of these loans is $14,200 and the related accumulated interest is $4,173.

During the quarter ended December 31, 2003, the Company borrowed $1,000 from its President and Vice-President. The loans are unsecured, are due on December 31, 2004 and provide for an interest rate of 12% that changes to 16% upon default. At March 31, 2005, the remaining unpaid portion of these loans is $1,000 and the related accumulated interest is $157.

During the period ended June 30, 2004, the Company borrowed $13,000 from a company of which Mr. Lindsey is CEO. The loan is unsecured, is due on December 31, 2004 and provides for an interest rate of 12% that changes to 16% upon default. At March 31, 2005, the remaining unpaid portion of this loan was $13,000 and the related accumulated interest is $1,487.

Note 6--Commitments and Contingencies

During the year ended December 31, 2004, the Company cancelled its lease agreement for 5,800 square feet of office and warehouse space and moved to a new office space consisting of approximately 400 square feet which is shared with a related company. The lease obligation for this new office space is that of the related company. The lease agreement is dated March 1, 2004, is in effect for 6 months and calls for a monthly payment of $1,200. Texxon has entered into a verbal agreement with the related company regarding Texxon's use of the office space. Currently, Texxon is not required to pay for its use of the space. As such, the Company has recorded the $1,800 value of this space for the three months ended March 31, 2005 as an addition to Paid-In-Capital.

Note 7--Common Stock and Paid In Capital

Texxon is authorized to issue 100,000,000 Shares of Common Stock, par value $0.001 per share, of which 14,174,640 shares were outstanding as of March 31, 2005. Texxon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding.

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

Common Stock Transactions

During the quarter ended March 31, 2005, the Company issued 3,000,000 shares of its common stock to the Company's corporate counsel. The shares were valued at $0.25 per shares which was the closing price on the date of issuance. The Company recorded $750,000 as legal expense related to this transaction.

During the quarter ended March 31, 2005, the Company issued 450,000 shares of its common stock pursuant to the exercise of options. The Company received $450 related to the transaction.

Stock Options

During the quarter ended March 31, 2005, the Company issued 3,000,000 options to its corporate counsel for services to be rendered over the next five years. The Company recorded prepaid expenses of $750,000 in connection with the stock options issued. This prepaid balance will be amortized over the life of the options which is five years. The value of the options was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001 per share; stock price of $0.25 per share (the closing price of the Company's common stock on the grant date); risk-free interest rate of 8.0%; expected dividend yield of 0.0%; expected life of 5 years; and estimated volatility of 135%.

As of March 31, 2005, the Company had 1,500,000 employee options outstanding and exercisable at $0.001 per share and 2,550,000 non-employee options outstanding and exercisable at $0.001.

Note 8--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred income tax asset are as follows:

                                                  From inception
                                                (October 6, 1998)
                                              through March 31, 2005
                                              -----------------------

Net Operating Loss carryforward                           $ 774,462
Valuation allowance for deferred tax asset                 (774,462)
                                              -----------------------

Net deferred tax                                            $   ---
                                              -----------------------

As the Company has generated net operating losses from its inception and there is no assurance of the Company's ability to generate future taxable income, a valuation allowance has been established to recognize its deferred tax assets only to the extent of deferred tax liabilities.

Note 9--Subsequent Events

Subsequent to March 31, 2005, the Company issued 2,107,518 shares of its common stock to settle all the outstanding related party notes along with their accrued interest which totaled $147,526 at March 31, 2005. The shares were valued at $0.07 per shares which was the closing price of the stock on March 7, 2005 less a discount due to the restrictive nature of the stock.

Subsequent to March 31, 2005, the Company issued 650,000 shares of its common stock pursuant to the exercise of options. The Company received $650 related to the transaction.

Subsequent to March 31, 2005, the Company executed an Acquisition and Share Exchange Agreement with V3 Global, Inc., a Texas Corporation. Pursuant to this agreement, the Company acquired 100% of the issued and outstanding shares of V3 Global, Inc. for 5,926,256 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On May 9, 2005, an Acquisition and Share Exchange Agreement (the "Agreement") was consummated by and between Texxon, Inc., an Oklahoma corporation (the "Company") and V3 Global, Inc., a Texas corporation ("V3 Global"), with Texxon Inc. being the surviving corporation. The merger becomes effective upon the filing of a Certificate of Merger with the Secretary of State of the State of Oklahoma on May 11, 2005.

Concurrent with the execution of merger, the Company is announcing the appointment of Benjamin Hansel as Chairman and CEO of Texxon. Sameer Mohan, the CEO of V3 Global will remain as CEO of V3 Global, the private subsidiary, and has been appointed to the Board of Directors of Texxon. Marcia Rosenbaum was appointed to be the third director on Texxon's Board.

Pursuant to the Agreement, the stockholders of V-3 Global will receive a total of 5,926,256 shares of the Texxon's common stock, resulting in 22,858,415 shares issued and outstanding, in exchange for all of their shares of common stock of V3 Global. Options to purchase a majority fifty-five percent (55%) of V3 Global at Par Value of $0.001, with a cashless provision and a term of ten years shall be granted to V3 Global's current management team. In addition, Mr. Mohan's new employment agreement contains an anti-dilution clause whereby his new Texxon holdings shall not be diluted below 7.5% of Texxon.



     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

          (i) Trends, events or uncertainties that have or are reasonably likely to have a material impact on the small business issuer's short-term or long-term liquidity.

               While VOIP (Voice over Internet Protocal) calling is in its' infancy, we are exploring unchartered terrority. Everyday new developments and challenges present themselves.

          (ii) Internal and external sources of liquidity.

               We are not profitable. We must become profitable to continue as
               a  going  concern.  Unless  we  become  profitable,   funding  of
               operations will continue to be received from investors.

          (iii)Any  material   commitments  for  capital  expenditures  and  the
               expected sources of funds for such expenditures.

               Currently,   there  are  no  known   commitments  for  capital
               expenditures.

          (iv) Any known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenue or income from continuing operations.

               For V3 Global the recent FCC mandate that any provider of VOIP local service must be able to provide 911 access may have a material impact on the VOIP market as currently no provider is able to comply with that mandate. V3 is working on patenting a solution that would enable all VOIP providers to comply with the FCC mandate.

          (v) Any significant elements of income or loss that do not arise from the small business issuer's continuing operations.

               All significant elements of income or loss arise from our continuing operations.

          (vi) The causes for any material changes from period to period in one or more line items of the small business issuer's financial statements

               None

          (vii)Any seasonal aspects that had a material effect on the financial condition or results of operation.

               For V3 Global generally, the summer months are slow due to many Indian families traveling to India and thus not using our service. We are attempting to compensate through diversification by offering service to different markets.

     (c) Off-balance sheet arrangements

          None


                                  RISK FACTORS




Some of the statements contained in this registration statement, including information incorporated by reference, discuss future expectations, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors, several of which are beyond the Company's control that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In light of the risks, assumptions, and uncertainties involved, there can be no assurance that the forward looking information contained in this quarterly report will in fact transpire or prove to be accurate. Please consider the following risk factors before deciding to invest in our common stock. Investment in Texxon represents a high degree of risk. Do not purchase Texxon stock unless you can afford to lose part or all of your investment.



WE HAVE A LIMITED OPERATING HISTORY
     We have only been operating since October 1998. Accordingly, we have a limited operating history upon which an evaluation of our performance and prospects can be based.



OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION. THIS MEANS WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES AND MAY HAVE TO SUSPEND OR CEASE OPERATIONS.


The Company's independent accountants have stated, in their opinion to the audited financial statements for the period ended December 31, 2004, "the Company has suffered recurring losses from operation and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern." This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits on commencement of commercial operations.


WE MAY BE FORCED TO CURTAIL OR DISCONTINUE OUR BUSINESS DEVELOPMENT IF WE ARE UNABLE TO SECURE ADDITIONAL FUNDS TO FINANCE OUR WORKING CAPITAL AND OTHER REQUIREMENTS AND THE COSTS ASSOCIATED WITH THE DEVELOPMENT AND EXPANSION OF OUR BUSINESS ENTERPRISE.

Due to our lack of an operating history and the nature of our industry, we will have substantial future capital needs. Additional capital may be required to fund some of all of the following:

       - day to day working capital needs;
       - unanticipated opportunities;
       - potential acquisitions;
       - changing business conditions; and
       - unanticipated competitive pressures.

We may need to forego business opportunities relating to the above events if we do not obtain additional financing. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our business development may be impeded.

WE MAY NOT BE ABLE TO BORROW FUNDS IF NEEDED

There currently are no limitations on the Company's ability to borrow funds to increase the amount of capital available to the Company to complete its business plan. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in the best interests of the Company. The inability of the Company to borrow funds required to fund operations, or to provide funds for an additional infusion of capital, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

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


BECAUSE OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES, THE LIQUIDITY OF THE STOCK MAY BE RESTRICTED.

Our common stock is now and may continue to be in the future subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

--------------------------------------------------------------------------------
Pursuant to the Share Exchange Agreement which is discussed in our 8K filing dated May 10th, 2005 Texxon has a substantial investment and interest in its subsidiary V3 Global as such Texxon is also subject to the risks of V3 Global which are set forth below.
--------------------------------------------------------------------------------

                             Financial Risk Factors


BECAUSE WE HAVE HISTORICALLY INCURRED LOSSES AND THESE LOSSES MAY INCREASE IN THE FUTURE, WE MUST BEGIN GENERATING A PROFIT FROM OUR OPERATIONS. IF WE DO NOT BEGIN GENERATING A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OEPRATIONS. AS A RESULT, YOU MAY LOSE YOUR INVESTMENT.

     At March 31, 2005 we had recorded total revenues of $22,608,827 (unaudited) since inception although as of the date of this filing we have never been profitable. Therefore, we must continue to raise money from investors to fund our operations or become profitable. In order to become profitable, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may continue or increase in the future in which case you might lose your investment.


                              Industry Risk Factors


BECAUSE WE DEPEND ON A LIMITED NUMBER OF THIRD PARTIES TO MANUFACTURE AND SUPPLY CRITICAL COMPONENTS FOR OUR PRODUCTS AND SERVICES, IF THE THIRD PARTY MANUFACTURER SHOULD CEASE OPERATIONS OR REFUSE TO SELL COMPONENTS TO US, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS. AS A RESULT, YOU MAY LOSE YOUR INVESTMENT.


If our suppliers do not execute their obligations, or if they stop manufacturing and supplying components critical for our products and services, we may be not be capable of finding other suppliers or operate our business. We rely on limited suppliers for a number of key components and do not have long-term agreements with any of our suppliers. If our agreements with these suppliers were terminated or expired, if we were unable to obtain adequate quantities of components critical for our products and services, if the quality of these components was inadequate, or if the terms for supply of these components became commercially unreasonable, our search for additional or alternate suppliers could result in significant delays, added expense and our inability to maintain or expand our business. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively. As a result, you could lose your investment.


IF WE CANNOT DELIVER THE FEATURES AND FUNCTIONALITY OUR CUSTOMERS DEMAND, WE WILL BE UNABLE TO ATTRACT CUSTOMERS WHICH WILL RESULT IN A LOSS OF INCOME AND EVENTUALLY A TERMINATION OF OUR OPERATIONS. AS A RESULT YOU COULD LOSE YOUR INVESTMENT.


Our future success depends upon our ability to determine the features and functionality our customers demand and to design and implement services that meet their needs in a cost efficient manner. We cannot assure that we will be able to successfully determine customer requirements or that our current or future services will adequately satisfy customer demands. If we cannot meet our customers' demands, we will not generate revenues and may have to cease or suspend operations. As a result, you could lose your investment.

BECAUSE WE DO NOT HAVE ANY PATENTS, WE RELY ON TRADE SECRETS, CONFIDENTIALITY AGREEMENTS AND CONTRACTUAL AGREEMENTS WHICH MAY NOT BE ADEQUATE TO PROTECT OUR PROPRIETARY INTERESTS. IF OUR PROPRIETARY INTERESTS ARE DIVULGED TO THE PUBLIC, WE MAY LOSE OUR COMPETITIVE EDGE AND HAVE TO CEASE OPERATIONS.


We have not obtained patents for our products. There is no assurance that third party competitors will not obtain access of our technical information and exploit it for their own benefit. In order to protect our propriety rights, we will have to obtain patents or file lawsuits and obtain injunctions. If we do that, we will have to spend large sums of money for attorney's fees in order to obtain the injunctions. Even if we obtain the injunctions, there is no assurance that the parties enjoined will comply with the injunctions. Further, we may not have adequate funds available to prosecute actions to protect or to defend our proprietary rights, in which case those using our proprietary rights may continue to do so in the future.


OUR TRADEMARKS MAY NOT GIVE US ADEQUATE PROTECTION. AS A RESULT, THIRD PARTIES MAY APPROPRIATE OUR TRADEMARKS WHICH MAY REDUCE OUR COMPETITIVE EDGE AND CAUSE OUR REVENUES TO DECREASE.


We have applied for and received trademarks. There is no assurance, however, that third parties may not infringe on our trademarks. In order to protect our trademark rights, we may have to file lawsuits and obtain injunctions. If we do that, we will have to spend large sums of money for attorney's fees in order to obtain the injunctions. Even if we obtain the injunctions, there is no assurance that those infringing on our trademarks will comply with the injunctions. Further, we may not have adequate funds available to prosecute actions to protect or to defend our trademarks, in which case those infringing on our trademarks could continue to do so in the future.


CLAIMS  THAT  WE  INFRINGE  THIRD-PARTY   PROPRIETARY  RIGHTS  COULD  RESULT  IN
SIGNIFICANT EXPENSES OR RESTRICTIONS ON OUR ABILITY TO PROVIDE OUR SERVICES.

Third parties may claim that our current or future products or services infringe their proprietary rights or assert other claims against us. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all.


FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN INCREASED PRODUCT COSTS AND OPERATING EXPENSES.


We have a call center that is located outside the U.S. in India. In addition we rely upon citizens of India as customers for revenue. Our functional currency is the U.S. dollar and we report our results in U.S. dollars. Fluctuations in the value of the Indian Currency and U.S. dollars are difficult to predict and can cause us to incur currency exchange costs. We cannot predict the effect of exchange rate fluctuations on our future operating results.


THE TECHNOLOGY THAT ALLOWS VOICE COMMUNICATIONS OVER THE INTERNET IS IN ITS INFANCY, AND THE QUALITY OF INTERNET TELEPHONE CALLS NEEDS IMPROVEMENT. CALLERS COULD EXPERIENCE DELAYS, ERRORS IN TRANSMISSIONS, OR OTHER INTERRUPTIONS IN SERVICE. ALL OF WHICH COULD NEGATIVELY IMPACT OUR FUTURE REVENUES, REPUTATION AND BRAND.

The technology that allows voice communications over the Internet is still in its infancy. Historically, the sound quality of Internet telephone calls was poor. As the industry has grown, sound quality has improved, but the technology requires additional refinement. Additionally, the Internet's capacity constraints may impede the acceptance of Internet telephony. Callers could experience delays, errors in transmissions or other interruptions in service that are beyond our control. The quality issues inherent in Internet telephony could negatively impact our future revenues, reputation and brand.

COMPETITION COULD REDUCE ANY MARKET SHARE THAT WE MAY BE ABLE TO ACQUIRE IN THE FUTURE AND DECREASE OUR REVENUES.

The market for Internet and traditional long distance telephony services is extremely competitive. Many companies offer products and services similar to ours, which are directly competitive to our product and services in our target markets, and many of these companies have a substantial presence in the markets we plan to serve. In addition, many of these companies are larger than we are and have substantially greater financial, distribution and marketing resources than we do. We therefore may not be able to compete successfully with these companies. If we do not succeed in competing with these companies, we may not be able to efficiently acquire customers or we could likely lose any customers acquired and any potential revenue will be substantially reduced.

COMPETITORS MAY BE ABLE TO BUNDLE SERVICES AND PRODUCTS THAT WE DO NOT INTEND TO OFFER TOGETHER WITH LONG DISTANCE OR INTERNET TELEPHONY SERVICES, WHICH WOULD SIGNIFICANTLY REDUCE OUR POTENTIAL TO GENERATE REVENUES AND WOULD DAMAGE ANY BRAND AND NAME RECOGNITION WE MAY BE ABLE TO ESTABLISH IN THE FUTURE.

Competitors may be able to bundle services and products that we do not intend to offer together with long distance or Internet telephony services. These services could include wireless communications, voice and data services, Internet access and cable television. This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. In addition, some of the telecommunications and other companies that compete with our proposed product and services may be able to provide customers with lower communications costs or other packaged incentives with their services, reducing the overall cost of their communications packages, and significantly increasing pricing pressures on the product and services we intend to offer. This form of competition could significantly reduce our potential to generate revenues. Furthermore, if our potential customers do not perceive our services to be effective or of high quality, any brand and name recognition we may be able to establish in the future would suffer.

OUR POTENTIAL FOR SUCCESS DEPENDS GREATLY ON OUR ABILITY TO HANDLE A LARGE NUMBER OF SIMULTANEOUS CALLS, WHICH OUR NETWORK SYSTEMS MAY NOT BE ABLE TO ACCOMMODATE. THIS COULD HURT OUR REPUTATION AND WE COULD LOSE CUSTOMERS.

We expect the volume of simultaneous calls to be quite significant as we commence our operations. Our potential for success will depend greatly on our ability to handle a large number of simultaneous calls. Our proposed network hardware and software may not be able to accommodate this volume. If we fail to maintain an appropriate level of operational performance, or if our service is disrupted, our reputation could be hurt and we could lose customers. Additionally, our management team does not have experience with deployment of hardware and software systems of this nature and intends to rely on third parties for their expertise.

OUR INABILITY TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE FOR OUR SERVICES AT DESIRED PRICING LEVELS COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

Prices for telecommunications services have historically fallen and we expect this trend to continue. Consequently, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our failure to achieve or sustain market acceptance at desired pricing levels could impair our ability to generate revenues, which would harm our business, financial condition and operating results.

CONDUCTING BUSINESS IN INDIA OR ANY INTERNATIONAL MARKET SUBJECTS US TO A VARIETY OF RISKS, ANY OF WHICH COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS.

Our initial efforts, with respect to the V3 Global's products and services, are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition, and results of operation. The risks include: (1) import or export licensing and product certification requirements; (2) tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries, especially on technology; (3) potential adverse tax consequences, including restrictions on repatriation of earnings; (4) seasonal reductions in business activity in certain parts of the world; (5) fluctuations in foreign currency exchange rates, which could make our product relatively more expensive in foreign markets; (6) changes in regulatory requirements; (7) burdens of complying with and enforcing a wide variety of foreign laws, particularly with respect to intellectual property and license requirements; (8) difficulties and costs of staffing and managing foreign operations; (9) political instability; and (10) the impact of recessions in economies outside of the United States. There can be no assurance that fluctuating international market factors will not adversely effect our plan to implement operations in such markets.

IF WE DO NOT CONTINUALLY ADAPT TO TECHNOLOGICAL CHANGE, WE COULD LOSE CUSTOMERS AND MARKET SHARE.

The telecommunications industry is characterized by:

       - rapid technological change,
       - frequent new service introductions,
       - intense competition on pricing, and
       - evolving industry standards.

Our inability to anticipate these changes and to respond quickly by offering services that meet or compete with these evolving standards could negatively affect our chances for success. There can be no assurance that we will have sufficient resources to make the necessary investments or to introduce new services that would satisfy an expanded range of customer needs. Any failure by us to obtain new technology could cause us to lose customers and market share and could hamper our ability to attract new customers.

COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY IS INTENSE, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

The telecommunications industry is highly competitive. Major participants in the industry regularly introduce new services and marketing activities. Competition in the long distance business is based upon pricing, customer service, billing services and perceived quality. We compete against numerous telecommunications companies that offer essentially the same services as we do. Several of our competitors are substantially larger and have greater financial, technical and marketing resources than we do. Our success will depend upon our continued ability to provide high quality, high value services at prices generally competitive with, or lower than, those charged by our competitors.

The major carriers have targeted price plans at residential customers with significantly simplified rate structures and with bundles of wireless services and local services with long distance, which may lower overall long distance prices. Competition is fierce for the small to medium-sized businesses that we serve. Additional pricing pressure may also come from the introduction of new technologies, such as internet telephony, which seek to provide voice communications at a cost below that of traditional circuit-switched long distance service. Reductions in prices charged by competitors may have a material adverse effect on us. In addition, the ability of competitors to develop online billing and information systems that are comparable to our systems may have a material adverse effect on our business.

Consolidation and alliances across geographic regions and in the long distance market and across industry segments may also intensify competition from significantly larger, well-capitalized carriers.

There can be no assurance that we will be able to compete successfully.

CUSTOMER ATTRITION COULD HARM OUR FINANCIAL PERFORMANCE.

Purchasers of our long distance services are not obligated to purchase any minimum amount of our services, and can stop using our service at any time and without penalty. Our customers may not continue to buy their long distance telephone service through us or through independent carriers and marketing companies that purchase services from us. If a significant portion of our customers were to decide to purchase long distance service from other long distance service providers, our operating results could be harmed. A high level of customer attrition is common in the long distance industry, and our financial results are affected by this attrition. Attrition is attributable to a variety of factors, including our termination of customers for nonpayment and the initiatives of existing and new competitors who, to attract new customers, may implement national advertising campaigns, utilize telemarketing programs, and provide cash payments and other forms of incentives.

AN ADVERSE CHANGE IN OUR RELATIONSHIPS WITH THIRD PARTY CARRIERS COULD HARM OUR BUSINESS.

We obtain services from various long distance and local carriers of telecommunications services for their own network services and their reselling operations. If carriers choose not to enter into agreements with us, terminate existing contracts with us, reduce the level or type of telecommunication services they offer, or refuse to negotiate cost reductions to meet competitive prices, it could have a material adverse effect on our financial condition and results of operations.

OUR COMPANY'S NEED TO COMPLY WITH EXTENSIVE GOVERNMENT REGULATION COULD INCREASE OUR COSTS AND SLOW OUR GROWTH.

The provision of telecommunications services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals, or the enactment of new adverse regulation or regulatory requirements, may slow our growth and have a material adverse effect upon our business.

The FCC exercises jurisdiction over us with respect to interstate and international services. We must obtain, and have obtained, prior FCC authorization for the provision, including by resale, of international long distance services.

State regulatory commissions exercise jurisdiction over us because we also provide intrastate services. We are authorized to provide intrastate telecommunications services in the states in which we are currently operational. We may be required to obtain additional state regulatory authorizations, if and when we seek to build our own network segments, or if and when we may provide new regulated intrastate telecommunications offerings not covered by its existing authorizations.

Restrictions on the marketing of telecommunications services are becoming stricter in the wake of widespread consumer complaints throughout the industry about "slamming" -- the unauthorized conversion of a customer's pre-selected telecommunications carrier and "cramming" the unauthorized provision of additional telecommunications services. The constraints of federal and state regulation, as well as increased FCC, FTC and state enforcement attention, could limit the scope and the success of our marketing efforts and subject us to enforcement action.

DEREGULATION OF THE TELECOMMUNICATION BUSINESS INVOLVES UNCERTAINTIES, AND THE RESOLUTION OF THESE UNCERTAINTIES COULD ADVERSELY AFFECT OUR BUSINESS.

The Telecommunications Act provides for a significant deregulation of the domestic telecommunications industry, including the long distance industry. The Telecommunications Act remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation will have on us and our operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing and other issues that could result in significant changes to the business conditions in the telecommunications industry. We cannot assure you that these changes will not have a material adverse effect upon our business.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company's Chief Executive Officer and principal financial officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended(the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and principal financial officer, have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in the Company's periodic SEC filings.

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

               Form 8-K filed on May 10th, 2005

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                  Texxon, Inc.
                                  (Registrant)


                               /s/ Benjamin Hansen
                               -------------------------------
                               Benjamin Hansen
                               CEO

Dated:  May 20, 2005