Form 10QSB
period 2005-06-30
TEXXON INC
filed 2005-08-22
CIK 1114208

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2005

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                        Commission File Number: 000-49648

                                  TEXXON, INC.
        (Exact name of small business issuer as specified in its charter)


           Oklahoma                                  73-1554122
----------------------------------       -------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
Incorporation or organization)



                9801 Westheimer St., Suite 302, Houston, TX 77042
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: (713)-917-6737

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES [ X ] NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 19,382,159 shares as of August 15, 2005.

                                  TEXXON, INC.
                 Form 10-QSB for the quarter ended June 30, 2005

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

         When used in this Quarterly Report on Form 10-QSB, "Texxon," "we," "our," and "us" refers to Texxon, Inc., an Oklahoma corporation.

                                      INDEX



Part I.  Financial Information

     Item 1.  Financial Information

         Balance Sheet at June 30, 2005 (Unaudited)...............................................         3

         Statements of Operations From Inception (October 6, 1998) Through June 30, 2005, and For The
         Six Months Ended June 30, 2005 and 2004 and For The Three Months Ended June 30, 2005 and 2004
         (Unaudited)..............................................................................         4

         Statements of Cash Flows From Inception (October 6, 1998) Through June 30, 2005 and For The
         Six Months Ended June 30, 2005 and 2004 (Unaudited)......................................         5

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       11

     Item 3.  Controls and Procedures.............................................................        19

Part II. Other Information

     Item 1.  Legal Proceedings...................................................................        19
     Item 2.  Changes in Securities and Use of Proceeds...........................................        19
     Item 3.  Defaults upon Senior Securities.....................................................        19
     Item 4.  Submission of Matters to a Vote of Security Holders.................................        19
     Item 5.  Other Information...................................................................        19
     Item 6.  Exhibits and Reports on Form 8-K....................................................        19

Signatures .......................................................................................        20



                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                                  Balance Sheet
                            June 30, 2005 (Unaudited)



                                     ASSETS
Current Assets
Cash                                                                    $ 868
Prepaid Expense                                                       675,000
                                                                    ----------
Total Current Assets                                                  675,868
                                                                    ----------

TOTAL ASSETS                                                        $ 675,868
                                                                    ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable                                                      $ 4,366
Accrued salaries                                                      780,000
                                                                    ----------
Total Current Liabilities                                             784,366
                                                                    ----------

Total Liabilities                                                     784,366
                                                                    ----------
Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares
   authorized; no shares issued or outstanding                              -
Common stock, $.001 par value; 100,000,000 shares
   authorized; 17,932,159 shares issued and outstanding                17,932
Additional paid-in capital                                          2,866,721
Deficit accumulated during the exploration stage                   (2,993,151)
                                                                    ----------
Total Stockholders' Equity (Deficit)                                 (108,498)
                                                                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $ 675,868
                                                                    ==========



The accompanying notes are an integral part of the interim financial statements.



                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Operations
           From Inception (October 6, 1998) Through Juen 30, 2005, and
              For The Six Months Ended June 30, 2005 and 2004, and
          For The Three Months Ended June 30, 2005 and 2004 (Unaudited)



                                         Inception                 Six Months Ended                   Three Months Ended
                                    October 6, 1998)to     -------------------------------     --------------------------------
                                      June 30, 2005        June 30, 2005     June 30, 2004     June 30, 2005      June 30, 2004
                                    ------------------     -------------     -------------     -------------      -------------


Revenue                                            $ -               $ -               $ -               $ -                $ -

Expenses
Platinum and chemical purchases               $ 28,520               $ -               $ -               $ -                $ -
Other operating expenses                     2,931,201         1,190,616           158,390           339,592             71,403
                                    ------------------     -------------     -------------     -------------      -------------
Total operating expenses                     2,959,721         1,190,616           158,390           339,592             71,403
                                    ------------------     -------------     -------------     -------------      -------------
Operating loss                              (2,959,721)       (1,190,616)         (158,390)         (339,592)           (71,403)

Interest expense                                34,403             3,365             8,283                 -              4,304

Interest income                                    973                 -                 -                 -                  -
                                    ------------------     -------------     -------------     -------------      -------------
Net loss                                  $ (2,993,151)     $ (1,193,981)       $ (166,673)       $ (339,592)         $ (75,707)
                                    ==================     =============     =============     =============      =============

Weighted average shares outstanding          6,735,453        13,936,795        10,724,640        13,936,795         10,724,640
                                    ------------------     -------------     -------------     -------------      -------------

Loss per share, basic and diluted              $ (0.44)          $ (0.09)          $ (0.02)          $ (0.02)           $ (0.01)
                                    ------------------     -------------     -------------     -------------      -------------





The accompanying notes are an integral part of the interim financial statements.


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Cash Flows
           From Inception (October 6, 1998) Through June 30, 2005, and
           For The Six Months Ended June 30, 2005 and 2004 (Unaudited)




                                                                     Inception                    Six Months Ended
                                                                (October 6, 1998)to      ---------------------------------
                                                                   June 30, 2005         June 30, 2005       June 30, 2004
                                                                -------------------      -------------       -------------

Operating Activities:
Net loss                                                               $ (2,993,151)      $ (1,193,981)         $ (166,673)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation expense                                                         32,138             (9,086)              1,362
Gain on sale of assets                                                       16,182             16,506                (324)
Issuance of stock and options for services                                2,161,754          1,787,225                   -
Write off of assets                                                           4,012                  -                   -
Value of office space                                                        27,786              1,800               2,400
Changes in operating assets and liabilities:
Inventory                                                                         0                  -                   -
Notes Receivable                                                                  0              8,000              13,000
Prepaid expenses                                                           (675,000)          (673,800)                183
Deposits                                                                          0                  -               4,940
Accrued interest                                                             32,183              3,364               8,283
Accrued salaries                                                            780,000             60,000             120,000
Accounts payable                                                              4,366                766                 397
                                                                -------------------      -------------       -------------
Net Cash Used in Operating Activities                                      (609,730)               794             (16,432)
                                                                -------------------      -------------       -------------
Investing Activities:
Purchases of property and equipment                                        (117,871)                 -                   -
Proceeds from sale of property and equipment                                 69,039                  -               3,000
                                                                -------------------      -------------       -------------
Net Cash Provided By (Used in) Investing Activities                         (48,832)                 -               3,000
                                                                -------------------      -------------       -------------
Financing Activities:
Loans from related parties                                                  188,305                  -              13,000
Proceeds from issuance of long-term debt                                     20,000                  -                   -
Payments on loans from related parties                                      (42,000)                 -                   -
Payments on long-term debt                                                  (20,000)                 -                   -
Proceeds from issuance of common stock                                      513,125                  -                   -
                                                                -------------------      -------------       -------------
Net Cash Provided by Financing Activities                                   659,430                  -              13,000
                                                                -------------------      -------------       -------------
Change in Cash                                                                  868                794                (432)
Cash at Beginning of Period                                                       -                 74                 465
                                                                -------------------      -------------       -------------
Cash at End of Period                                                         $ 868              $ 868                $ 33
                                                                ===================      =============       =============

Supplemental disclosure of cash flow information
Cash Paid for Interest                                                        2,818                  -                   -
                                                                -------------------      -------------       -------------

Non-cash investing and financing activities
Common stock issued for office equipment                                    $ 3,500                $ -                 $ -
Common stock issued as payment of loans to related parties                  190,488            147,525                   -
Common stock returned to treasury from third parties                              -                  -                   -
Common stock returned to treasury from consultants                                -                  -                   -
                                                                -------------------      -------------       -------------



The accompanying notes are an integral part of the interim financial statements.

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                          Notes to Financial Statements
           For The Six Months Ended June 30, 2005 and 2004 (Unaudited)

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

Earnings (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) available to Common Stockholders for the period by the weighted average shares of Common Stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of Common Stock assumes the dilutive effect of stock options. All 3,400,000 options outstanding at June 30, 2005 were excluded from the EPS calculation as their effect was anti-dilutive due to the Company realizing net losses for the periods ended June 30, 2005 and 2004.

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

During the quarter ended June 30, 2005, the Company wrote off all of its long-lived assets. The original value of the assets was $16,506 with an associated accumulated amortization of $9,086. The majority of the assets consisted of old and unused office equipment.

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

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early exploration stage and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. As shown in the accompanying financial statements, the Company incurred a net loss of $2,993,151 during the period from October 6, 1998 (date of inception) to June 30, 2005. Management intends to provide the necessary development and operating capital through sales of its common stock and future products. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and commencement of sales. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--Accrued Salaries

Effective January 1, 2002, the Company began accruing compensation pursuant to employment agreements dated August 1, 2001. The accrued salaries balance at June 30, 2005, includes $780,000 that the Company owes its officers pursuant to the employment agreements. The Company has breached the employment agreements, and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid.

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

During the quarter ended June 30, 2005, the Company expensed the remaining $8,000 as uncollectible. Attempts will be made by the Company to collect.

During the quarter ended June 30, 2005, the Company wrote off all of its long-lived assets. The original value of the assets was $16,506 with an associated accumulated amortization of $9,086. The majority of the assets consisted of old and unused office equipment. As of June 30, 2005, the Company has no long-lived assets.

Note 5--Notes Payable and Related Party Transactions

During the quarter ended June 30, 2005, the Company issued 2,107,518 shares of its common stock to settle all the outstanding related party notes along with their accrued interest which totaled $147,526. The shares were valued at $0.07 per shares which was the closing price of the stock on March 7, 2005 less a discount due to the restrictive nature of the stock. As of June 30, 2005 the remaining balance on loans from related parties is $0.

Note 6--Commitments and Contingencies

During the first quarter of 2005, Texxon entered into a verbal agreement with the related company regarding Texxon's use of its office space. Currently, Texxon is not required to pay for its use of the space. As such, the Company has recorded the $1,800 value of its office space for the six months ended June 30, 2005 as an addition to Paid-In-Capital.

Note 7--Common Stock and Paid In Capital

Texxon is authorized to issue 100,000,000 Shares of Common Stock, par value $0.001 per share, of which 17,932,159 shares were outstanding as of June 30, 2005. Texxon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding.

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

Common Stock Transactions

During the quarter ended March 31, 2005, the Company issued 3,000,000 shares of its common stock to the Company's corporate counsel. The shares were valued at $0.25 per share which was the closing price on the date of issuance. The Company recorded $750,000 as legal expense related to this transaction.

During the quarter ended March 31, 2005, the Company issued 450,000 shares of its common stock pursuant to the exercise of options. The Company received $450 related to the transaction.

During the quarter ended June 30, 2005, the Company issued 2,107,518 shares of its common stock to settle all the outstanding related party notes along with their accrued interest which totaled $147,526. The shares were valued at $0.07 per shares which was the closing price of the stock on March 7, 2005 less a discount due to the restrictive nature of the stock.

During the quarter ended June 30, 2005, the Company issued 650,000 shares of its common stock pursuant to the exercise of options. The Company received $650 related to the transactions.

During the quarter ended June 30, 2005, the Company issued 1,000,000 shares of its common stock to the Company corporate counsel. The shares were valued at $0.21 per share which was the closing price on the date of issuance. The Company recorded $210,000 as legal expense related to this transaction.


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

During the quarter ended June 30, 2005, the Company issued 250,000 warrants to a consultant for services. The Company recorded $76,125 in consulting expense in connection with the warrants issued. The value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001 per share; stock price of $0.305 per share (the closing price of the Company's common stock on the grant date); risk-free interest rate of 6.0%; expected dividend yield of 0.0%; expected life of 5 years; and estimated volatility of 150%.

As of June 30, 2005, the Company had 1,500,000 employee options outstanding and exercisable at $0.001 per share and 2,550,000 non-employee options outstanding and exercisable at $0.001.

Note 8--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred income tax asset are as follows:

                                 From inception
                                                        (October 6, 1998)
                                                      through June 30, 2005
                                                      -----------------------

Net Operating Loss carryforward                                   $ 890,331
Valuation allowance for deferred tax asset                         (890,331)
                                                      -----------------------
Net deferred tax                                                    $   ---
                                                      -----------------------

As the Company has generated net operating losses from its inception and there is no assurance of the Company's ability to generate future taxable income, a valuation allowance has been established to recognize its deferred tax assets only to the extent of deferred tax liabilities.

Note 9--Subsequent Events

On May 9, 2005, and Acquisition and Share Exchange Agreement ("the Agreement") was signed by and between the Company and V3-Global, Inc, a Texas corporation, with the Company being the surviving corporation and V3-Global existing as a subsidiary.

The agreement became effective upon the filing of a Certificate of Merger with the Secretary of State of Oklahoma and upon the completion of extensive due diligence. The required due diligence was completed on August 8, 2005 and on that date, both parties agreed to amend the Agreement and extend the effective date to August 12, 2005.

Pursuant to this Agreement, the stockholders of V3-Global will receive a total of 5,926,256 shares of the Company's common stock in exchange for all the outstanding shares of common stock of V3-Global.

Subsequent to June 30, 2005, the Company issued 1,200,000 options to a consultant for accounting services. The Company recorded $179,520 in consulting expense in connection with the options issued. The value of the options was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001 per share; stock price of $0.15 per share (the closing price of the Company's common stock on the grant date); risk-free interest rate of 6.0%; expected dividend yield of 0.0%; expected life of 5 years; and estimated volatility of 150%. The options were exercised and the payment of $1,200 was satisfied through an invoice presented to the Company in the same amount for the consultant's services.

Subsequent to June 30, 2005, the Company issued 250,000 shares of its common stock pursuant to the exercise of options. The Company received $250 related to the transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 9, 2005, an Acquisition and Share Exchange Agreement (the "Agreement') was signed by and between Texxon, Inc. and V3-Global, Inc., a Texas corporation ("V3-Global"), with Texxon, Inc. being the surviving corporation and V3-Global existing as a subsidiary.

The Agreement became effective upon the filing of a Certificate of Merger with the Secretary of State of the State of Oklahoma and upon the completion of extensive due diligence. As of August 8, 2005, the required due diligence has been completed. On August 8, 2005, the parties amended the Agreement to extend the closing date until August 12, 2005.

Concurrent with the signing of the Agreement, Benjamin Hansel was appointed as Chairman and CEO of Texxon. Mr. Hansel will serve on the Board of Directors for Texxon, along with Marcia Rosenbaum and Sameer Mohan, the CEO of V3-Global.

Pursuant to the Agreement, the stockholders of V-3 Global will receive a total of 5,926,256 shares of the Texxon's common stock, resulting in 25,308,415 shares issued and outstanding, in exchange for all of their shares of common stock of V3 Global. Options to purchase a majority fifty-five percent (55%) of V3 Global at Par Value of $0.001, with a cashless provision and a term of ten years shall be granted to V3 Global's current management team. In addition, Mr. Mohan's new employment agreement contains an anti-dilution clause whereby his new Texxon holdings shall not be diluted below 7.5% of Texxon.

Currently, Texxon, Inc. has no revenue. As of August 12, 2005, the Company's executed agreement with V3-Global may provide a source of revenue for the Company based on V3-Global's potential for sales. As such, the information provided below reflects the anticipation of Texxon, Inc. relative to the expected operation of V3-Global.

V3-Global, Inc. is a Texas corporation based in Dallas that plans to provide long distance telecommunication services primarily focused on clients communicating to foreign locations such as India and Mexico. The Company's potential revenue base is comprised of Wholesale long distance, Retail long distance and Pre-paid phone card sales. The Company's management team consists of the following individuals:

         Sameer Mohan, President and CEO:
         --------------------------------
         Mr. Mohan obtained a BS in Business Telecommunications from UCLA and has been involved in the telecommunications industry in a variety of capacities for over 15 years.

         Dr. V. Vidyalal, Vice-President and Chief Technology Officer:
         -------------------------------------------------------------
         Dr. Vidyalal obtained an MS in Laser Optics and Physics and PhD in Physics, through Cochin University in India. Additionally, Dr. Vidyalal worked as Assistant Director as Sophisticated Test and Instrumentation Center in Cochin, India.

          (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

               (i) Trends, events or uncertainties that have or are reasonably likely to have a material impact on the small business issuer's short-term or long-term liquidity.

                    Currently, V3-Global has no revenue. The Company is seeking approximately $3,000,000 to purchase equipment generate revenue and to provide Voice over Internet Protocol ("VOIP") services. Because VOIP calling is in its infancy, V3-Global expects to face challenges related to its development. Included in those is

                    - Changes in regulations making it less advantageous to employ VOIP communications.

                    - Advances in technology unforeseen at the present time requiring significant additional capital amounts above current estimates before the company can bring a product to market.

                    -    Competition   from  larger   companies   that  are  not
                         restrained by lack of capital.

               (ii) Internal and external sources of liquidity.

                    Because V3-Global is not currently profitable and no revenue has been generated for 2005, its internal sources of liquidity are non-existent at this time. External sources of liquidity currently consist of loans from related parties. Additional sources of external liquidity include the potential sale of common stock to investors through private placement offerings.

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

                    If V3-Global is able to acquire the necessary funding needed for expansion of its revenue sources and if the Company is able to bring VOIP to the market place, the recent FCC mandate that any provider of VOIP local service must be able to provide 911 access may have a material impact on the VOIP market as currently no provider is able to comply with that mandate. V3 is working on patenting a solution that would enable all VOIP providers to comply with the FCC mandate.

               (v) Any significant elements of income or loss that do not arise from the small business issuer's continuing operations.

                    None

               (vi) The causes for any material changes from period to period in one or more line items of the small business issuer's financial statements

                    None

               (vii) Any  seasonal  aspects  that had a  material  effect on the financial condition or results of operation.

                    If V3-Global can generate sales of its long distance service, those sales will primarily be to clients communicating to foreign locations. Because many of those clients travel back to their home countries in the summer, there is a significant slow down in the use of V3-Global's services. If the Company is able to gain additional funding their primary focus will be the diversification of their revenue sources enabling them to compensate for this seasonal change.

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

Although we believe that our system of disclosure controls and internal controls over financial reporting are adequate, we cannot assure you that such controls will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


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

Pursuant to the Share Exchange Agreement which is discussed in our 8K filing filed May 10, 2005 and amended on August 9, 2005, Texxon has a substantial investment and interest in its subsidiary V3 Global as such Texxon is also subject to the risks of V3 Global which are set forth below.


                             Financial Risk Factors


BECAUSE WE HAVE HISTORICALLY INCURRED LOSSES AND THESE LOSSES MAY INCREASE IN THE FUTURE, WE MUST BEGIN GENERATING A PROFIT FROM OUR OPERATIONS. IF WE DO NOT BEGIN GENERATING A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OEPRATIONS. AS A RESULT, YOU MAY LOSE YOUR INVESTMENT.

     At June 30, 2005 we had recorded total revenues of $22,608,827 since inception although as of the date of this filing we have never been profitable and have no sales have been generated for 2005. Therefore, we must continue to raise money from investors to fund our operations or become profitable. In order to become profitable, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may continue or increase in the future in which case you might lose your investment.


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

Our initial efforts, with respect to the V3 Global's products and services, are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition, and results of operation. The risks include: (1) import or export licensing and product certification requirements; (2) tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries, especially on technology; (3) potential adverse tax consequences, including restrictions on repatriation of earnings; (4) seasonal reductions in business activity in certain parts of the world; (5) fluctuations in foreign currency exchange rates, which could make our product relatively more expensive in foreign markets; (6) changes in regulatory requirements; (7) burdens of complying with and enforcing a wide variety of foreign laws, particularly with respect to intellectual property and license requirements; (8) difficulties and costs of staffing and managing foreign operations; (9) political instability; (10) interruption of service due to damaged phone lines which cover extreme distances and the inability or significant difficulty, requiring extensive amounts of time and money, of foreign governments to be able to repair them; and (11) the impact of recessions in economies outside of the United States. There can be no assurance that fluctuating international market factors will not adversely affect our plan to implement operations in such markets.

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

OUR COMPANY'S NEED TO COMPLY WITH EXTENSIVE GOVERNMENT REGULATION COULD INCREASE OUR COSTS AND SLOW OUR GROWTH.

The provision of telecommunications services is subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals, or the enactment of new adverse regulation or regulatory requirements, may slow our growth and have a material adverse effect upon our business.

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

Restrictions on the marketing of telecommunications services are becoming stricter in the wake of widespread consumer complaints throughout the industry about "slamming" -- the unauthorized conversion of a customer's pre-selected telecommunications carrier and "cramming" the unauthorized provision of additional telecommunications services. The constraints of federal and state regulation, as well as increased FCC, FTC and state attention, could limit the scope and the success of our marketing efforts and subject us to enforcement action.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company's Chief Executive Officer and principal financial officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended(the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in the Company's periodic SEC filings.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

               31.1 Certification  of Chief  Executive  Officer  (and  Principal
                    Financial   Officer)   Pursuant   to  Section   302  of  the
                    Sarbanes-Oxley Act of 2002

               32.1 Certification   Pursuant  to  18  U.S.C.  1350,  as  adopted
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Form 8-K:

               Form 8-K filed on May 10, 2005 and amended on August 9, 2005

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                             Texxon, Inc.
                                             (Registrant)


                                             /s/ Benjamin Hansel
                                             ----------------------
                                             Benjamin Hansel
                                             CEO

Dated:  August 22, 2005