Form 10QSB
period 2005-09-30
TEXXON INC
filed 2005-11-23
CIK 1114208

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 24,882,159 shares as of November 22, 2005.

                                  TEXXON, INC.
              Form 10-QSB for the quarter ended September 30, 2005


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

As of the date of this filing, the Company had not completed the required activities for the completion of the Share Exchange Agreement with V3-Global. As such, the financial statements and related notes for the quarter ended September 30, 2005 are presented without any reflection of V3-Global's financial activities. There is no assurance that these required activities will be completed in the near future or at all.


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

         When used in this Quarterly Report on Form 10-QSB, "Texxon," "we," "our," and "us" refers to Texxon, Inc., an Oklahoma corporation.

                                      INDEX



Part I.  Financial Information

     Item 1.  Financial Information

         Balance Sheet at September 30, 2005 (Unaudited)..........................................         3

         Statements of Operations From Inception (October 6, 1998) Through September 30, 2005,
         and For The Nine Months Ended September 30, 2005 and 2004 and For The Three Months Ended
         September 30, 2005 and 2004 (Unaudited)..................................................         4

         Statements of Cash Flows From Inception (October 6, 1998) Through September 30, 2005 and
         For The Nine Months Ended September 30, 2005 and 2004 (Unaudited)........................         5

     Item 2.  Plan of Operation...................................................................        11

     Item 3.  Controls and Procedures.............................................................        20

Part II. Other Information

     Item 1.  Legal Proceedings...................................................................        20
     Item 2.  Changes in Securities and Use of Proceeds...........................................        20
     Item 3.  Defaults upon Senior Securities.....................................................        20
     Item 4.  Submission of Matters to a Vote of Security Holders.................................        20
     Item 5.  Other Information...................................................................        20
     Item 6.  Exhibits and Reports on Form 8-K....................................................        20

Signatures .......................................................................................        21



                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                                  Balance Sheet
                         September 30, 2005 (Unaudited)



                                     ASSETS
Current Assets
Cash                                                                  $ 250
Prepaid Expense                                                     727,260
                                                                  ---------
Total Current Assets                                                727,510
                                                                  ---------


TOTAL ASSETS                                                      $ 727,510
                                                                  =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable                                                   $ 21,509
Accrued salaries                                                    780,000
                                                                  ---------
Total Current Liabilities                                           801,509
                                                                  ---------

Total Liabilities                                                   801,509
                                                                  ---------

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares
   authorized; no shares issued or outstanding                            -
Common stock, $.001 par value; 100,000,000 shares
   authorized; 24,882,159 shares issued and outstanding              24,882
Additional paid-in capital                                        3,604,741
Deficit accumulated during the exploration stage                  3,703,622)
                                                                  ---------
Total Stockholders' Equity (Deficit)                                (73,999)
                                                                  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $ 727,510
                                                                  =========


The accompanying notes are an integral part of the interim financial statements.



                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Operations
        From Inception (October 6, 1998) Through September 30, 2005, and
           For The Nine Months Ended September 30, 2005 and 2004, and
       For The Three Months Ended September 30, 2005 and 2004 (Unaudited)



                                                 Inception     Nine Months Ended September 30,      Three Months Ended September 30,
                                      (October 6, 1998) to     ------------------------------       -------------------------------
                                        September 30, 2005             2005              2004              2005                2004
                                      --------------------     ------------       -----------       -----------          ----------

Revenue                                                $ -              $ -               $ -               $ -                 $ -

Expenses
Platinum and chemical purchases                   $ 28,520              $ -             $ (25)              $ -               $ (25)
Other operating expenses                         3,641,672        1,901,087           220,576           710,471              62,186
                                      --------------------     ------------       -----------       -----------          ----------
Total operating expenses                         3,670,192        1,901,087           220,551           710,471              62,161
                                      --------------------     ------------       -----------       -----------          ----------
Operating loss                                  (3,670,192)      (1,901,087)         (220,551)         (710,471)            (62,161)

Interest expense                                    34,403            3,365            12,700                 -               4,417

Interest income                                        973                -                 -                 -                   -
                                      --------------------     ------------       -----------       -----------          ----------

Net loss                                      $ (3,703,622)    $ (1,904,452)       $ (233,251)       $ (710,471)          $ (66,578)
                                      ====================     ============       ===========       ===========          ==========

Weighted average shares outstanding              7,307,140       16,851,998        10,724,640        20,126,115          10,724,640
                                      --------------------     ------------       -----------       -----------          ----------

Loss per share, basic and diluted                  $ (0.51)         $ (0.11)          $ (0.02)          $ (0.04)            $ (0.01)
                                      --------------------     ------------       -----------       -----------          ----------



The accompanying notes are an integral part of the interim financial statements.


                               Texxon, Inc.
                      (An Exploration Stage Company)

                         Statements of Cash Flows
     From Inception (October 6, 1998) Through September 30, 2005, and
     For The Nine Months Ended September 30, 2005 and 2004 (Unaudited)


                                                                       Inception                   Nine Months Ended
                                                            (October 6, 1998) to      ------------------------------------------
                                                              September 30, 2005      September 30, 2005      September 30, 2004
                                                             -------------------      ------------------      ------------------
Operating Activities:
Net loss                                                            $ (3,703,622)           $ (1,904,452)             $ (233,251)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation expense                                                      32,138                  (9,086)                  2,043
Gain on sale of assets                                                    16,182                  16,506                    (324)
Issuance of stock and options for services                             2,906,724               2,532,195                       -
Write off of assets                                                        4,012                       -                       -
Value of office space                                                     27,786                   1,800                   4,201
Changes in operating assets and liabilities:
Inventory                                                                      0                       -                       -
Notes Receivable                                                               0                   8,000                  14,000
Prepaid expenses                                                        (727,260)               (726,060)                    183
Deposits                                                                       0                       -                   4,940
Accrued interest                                                          32,183                   3,364                  12,699
Accrued salaries                                                         780,000                  60,000                 180,000
Accounts payable                                                          21,509                  17,909                     780
                                                             -------------------      ------------------      ------------------
Net Cash Used in Operating Activities                                   (610,348)                    176                 (14,729)
                                                             -------------------      ------------------      ------------------

Investing Activities:
Purchases of property and equipment                                     (117,871)                      -                       -
Proceeds from sale of property and equipment                              69,039                       -                   3,000
                                                             -------------------      ------------------      ------------------
Net Cash Provided By (Used in) Investing Activities                      (48,832)                      -                   3,000
                                                             -------------------      ------------------      ------------------

Financing Activities:
Loans from related parties                                               188,305                       -                  13,000
Proceeds from issuance of long-term debt                                  20,000                       -                       -
Payments on loans from related parties                                   (42,000)                      -                       -
Payments on long-term debt                                               (20,000)                      -                       -
Proceeds from issuance of common stock                                   513,125                       -                       -
                                                             -------------------      ------------------      ------------------
Net Cash Provided by Financing Activities                                659,430                       -                  13,000
                                                             -------------------      ------------------      ------------------

Change in Cash                                                               250                     176                   1,271
Cash at Beginning of Period                                                    -                      74                     465
                                                             -------------------      ------------------      ------------------
Cash at End of Period                                                      $ 250                   $ 250                 $ 1,736
                                                             ===================      ==================      ==================

Supplemental disclosure of cash flow information
Cash Paid for Interest                                                     2,818                       -                       -
                                                             -------------------      ------------------      ------------------

Non-cash investing and financing activities
Common stock issued for office equipment                                 $ 3,500                     $ -                     $ -
Common stock issued as payment of loans to related parties               190,488                 147,525                       -
Common stock returned to treasury from third parties                           -                       -                       -
Common stock returned to treasury from consultants                             -                       -                       -
                                                             -------------------      ------------------      ------------------




The accompanying notes are an integral part of the interim financial statements.

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                          Notes to Financial Statements
        For The Nine Months Ended September 30, 2005 and 2004 (Unaudited)

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

Earnings (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) available to Common Stockholders for the period by the weighted average shares of Common
Stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of Common Stock assumes the dilutive effect of stock options. All 3,400,000 options outstanding at September 30, 2005 were excluded from the EPS calculation as their effect was anti-dilutive due to the Company realizing net losses for the periods ended September 30, 2005 and 2004.

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

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early exploration stage and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. As shown in the accompanying financial statements, the Company incurred a net loss of $3,703,622 during the period from October 6, 1998 (date of inception) to September 30, 2005. Management intends to provide the necessary development and operating capital through sales of its common stock and future products. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and commencement of sales. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--Share Exchange Agreement with V3-Global

On May 9, 2005, and Acquisition and Share Exchange Agreement ("the Agreement") was signed by and between the Company and V3-Global, Inc, a Texas corporation, with the Company being the surviving corporation and V3-Global existing as a subsidiary.

The agreement became effective upon the filing of a Certificate of Merger with the Secretary of State of Oklahoma and upon the completion of extensive due diligence. The required due diligence was completed on August 8, 2005 and on that date, both parties agreed to amend the Agreement and extend the effective date to August 12, 2005 based upon the Company's estimate that the activities required for the completion of the Agreement would be completed as of September 30, 2005.

Pursuant to this Agreement, the stockholders of V3-Global will receive a total of 5,926,256 shares of the Company's common stock in exchange for all the outstanding shares of common stock of V3-Global.

As of September 30, 2005, the Company had not completed the required activities for the completion of the Share Exchange Agreement with V3-Global. As such, the financial statements and related notes for the quarter ended September 30, 2005 are presented without any reflection of V3-Global's financial activities. There is no assurance that these required activities will be completed in the near future or at all.

Note 4--Accrued Salaries

Effective January 1, 2002, the Company began accruing compensation pursuant to employment agreements dated August 1, 2001. The accrued salaries balance at September 30, 2005, includes $780,000 that the Company owes its officers pursuant to the employment agreements. The Company has breached the employment agreements, and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid.

Note 5--Property and Equipment

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

During the quarter ended June 30, 2005, the Company wrote off all of its long-lived assets. The original value of the assets was $16,506 with an associated accumulated amortization of $9,086. The majority of the assets consisted of old and unused office equipment. As of September 30, 2005, the Company has no long-lived assets.

Note 6--Notes Payable and Related Party Transactions

During the quarter ended June 30, 2005, the Company issued 2,107,518 shares of its common stock to settle all of the outstanding related party notes of the Company along with their accrued interest which totaled $147,526. The shares were valued at $0.07 per shares which was the closing price of the stock on March 7, 2005 less a discount due to the restrictive nature of the stock. As of September 30, 2005 the remaining balance on loans from related parties is $0.

Note 7--Commitments and Contingencies

During the first quarter of 2005, Texxon entered into a verbal agreement with the related company regarding Texxon's use of its office space. Currently, Texxon was not required to pay for its use of the space. During the quarter ended June 30, 2005, the Company ceased its use of that office space. As such, the Company has recorded the $1,800 value of its office space for the six months ended June 30, 2005 as an addition to Paid-In-Capital, although no additional amounts were recorded for the quarter ended September 30, 2005.

Note 8--Common Stock and Paid In Capital

Texxon is authorized to issue 100,000,000 Shares of Common Stock, par value $0.001 per share, of which 24,882,159 shares were outstanding as of September 30, 2005. Texxon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding.

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

During the quarter ended September 30, 2005, the Company issued 1,200,000 shares of its common stock pursuant to the exercise of options by a consultant. Te payment of $1,200 was satisfied through an invoice presented to the Company in the same amount for the consultant's services.

During the quarter ended September 30, 2005, the Company issued 250,000 shares of its common stock pursuant to the exercise of options. The Company received $250 related to the transactions.

During the quarter ended September 30, 2005, the Company issued 3,000,000 shares of its common stock to the Company's corporate counsel. The shares were valued between $0.09 and $0.17 per share which were the closing prices of the Company's common stock on the dates of issuance. The Company recorded $340,000 as legal expense related to these transactions.

During the quarter ended September 30, 2005, the Company issued 2,500,000 shares of its common stock to consultants. The shares were valued between $0.085 and $0.09 per share which were the closing prices of the Company's common stock on the dates of issuance. The Company recorded $220,000 as consulting expense related to these transactions

Stock Options

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

During the quarter ended September 30, 2005, the Company issued 1,200,000 options to a consultant for accounting services. The Company recorded $179,520 in consulting expense in connection with the options issued. The value of the options was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001 per share; stock price of $0.15 per share (the closing price of the Company's common stock on the grant date); risk-free interest rate of 6.0%; expected dividend yield of 0.0%; expected life of 5 years; and estimated volatility of 150%.

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

                                                      From inception
                                                    (October 6, 1998)
                                                         through
                                                    September 30, 2005
                                                  -----------------------

Net Operating Loss carryforward                               $ 398,295
Valuation allowance for deferred tax asset                     (398,295)
                                                  -----------------------
Net deferred tax                                                $   ---
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Currently, Texxon, Inc. has no revenue. As of August 12, 2005, the Company's executed agreement with V3-Global , pending finalization, may provide a source of revenue for the Company based on V3-Global's potential for sales. As such, the information provided below reflects the anticipation of Texxon, Inc. relative to the expected operation of V3-Global.

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

               o Currently, V3-Global has no revenue. The Company is seeking approximately $3,000,000 to purchase equipment generate revenue and to provide Voice over Internet Protocol ("VOIP") services. Because VOIP calling is in its infancy, V3-Global expects to face challenges related to its development. Included in those is

               o Changes in regulations making it less advantageous to employ VOIP communications.

               o Advances in technology unforeseen at the present time requiring significant additional capital amounts above current estimates before the company can bring a product to market.

               o Competition from larger companies that are not restrained by lack of capital.

          (ii) Internal and external sources of liquidity.

               o Because V3-Global is not currently profitable and no revenue has been generated for 2005, its internal sources of liquidity are non-existent at this time. External sources of liquidity currently consist of loans from related parties. Additional sources of external liquidity include the potential sale of common stock to investors through private placement offerings.

          (iii) Any material commitments for capital expenditures and the expected sources of funds for such expenditures.

               o Currently, there are no known commitments for capital expenditures.

          (iv) Any known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenue or income from continuing operations.

               o If V3-Global is able to acquire the necessary funding needed for expansion of its revenue sources and if the Company is able to bring VOIP to the market place, the recent FCC mandate that any provider of VOIP local service must be able to provide 911 access may have a material impact on the VOIP market as currently no provider is able to comply with that mandate. V3 is working on patenting a solution that would enable all VOIP providers to comply with the FCC mandate.

          (v) Any significant elements of income or loss that do not arise from the small business issuer's continuing operations.

               o    None

          (vi) The causes for any material changes from period to period in one or more line items of the small business issuer's financial statements

               o    None

          (vii) Any seasonal aspects that had a material effect on the financial condition or results of operation.

               o If V3-Global can generate sales of its long distance service, those sales will primarily be to clients communicating to foreign locations. Because many of those clients travel back to their home countries in the summer, there is a significant slow down in the use of V3-Global's services. If the Company is able to gain additional funding their primary focus will be the diversification of their revenue sources enabling them to compensate for this seasonal change.

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

Due to our lack of an operating history and the nature of our industry, we will have substantial future capital needs. Additional capital may be required to fund some of all of the following:

    o  day to day working capital needs;
    o  unanticipated opportunities;
    o  potential acquisitions;
    o  changing business conditions; and
    o  unanticipated competitive pressures.

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

     At September 30, 2005 we had recorded total revenues of $22,608,827 since inception although as of the date of this filing we have never been profitable and have no sales have been generated for 2005. Therefore, we must continue to raise money from investors to fund our operations or become profitable. In order to become profitable, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may continue or increase in the future in which case you might lose your investment.


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

IF WE DO NOT CONTINUALLY ADAPT TO TECHNOLOGICAL CHANGE, WE COULD LOSE CUSTOMERS AND MARKET SHARE.

The telecommunications industry is characterized by:

      o  rapid technological change,
      o  frequent new service introductions,
      o  intense competition on pricing, and
      o  evolving industry standards.

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

                                 Texxon, Inc.
                                 (Registrant)


                                 /s/ Benjamin Hansel
                                 -------------------
                                 Benjamin Hansel
                                 CEO

Dated:  November 23, 2005