Form 10KSB
period 2005-12-31
TEXXON INC
filed 2006-05-17
CIK 1114208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2005
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                       for the transaction period from to

                        Commission File Number 000-49648

                                  Texxon, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Oklahoma                                             73-1554122
--------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation)                                           Identification No.)

17623 Old Richmond Road, Sugarland, Texas               33782-6105
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

Issuer's telephone number (281) 933-9237
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                        Name of each exchange on which
                                   Registered

-----------------------------------        -------------------------------------

-----------------------------------        -------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                 Common Stock
                                (Title of class)

                                (Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act __X___

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes X     No

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the closing price of the stock as of April 18, 2006 of $0.16, the aggregate market value of voting stock held by non-affiliates is $5,437,145.

As of April 18, 2006 33,982,159 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.


                                TABLE OF CONTENTS

PART I                                                                                              PAGE

Item 1.  Description of Business...................................................................... 4
Item 2.  Description of Property.......................................................................8

Item 3.  Legal Proceedings.............................................................................8
Item 4.  Submission of Matters to a Vote of Security Holders...........................................8


PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small
         Business Issuer Purchases of Equity Securities................................................8
Item 6.  Management's Discussion and Analysis or Plan of Operation....................................10
Item 7.  Financial Statements.........................................................................11
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..........................................................24

Item 8A. Controls and Procedures......................................................................24

Item 8B. Other Information ...........................................................................24

PART III

Item 9.  Directors and Executive Officers of the Registrant...........................................25
Item 10. Executive Compensation.......................................................................26
Item 11. Security Ownership of Certain Beneficial Owners
         and Management...............................................................................27

Item 12. Certain Relationships and Related Transactions...............................................27
Item 13. Exhibits and Reports on Form 8-K.............................................................29
Item 14. Principal Accountant Fees and Services.......................................................29


Forward-Looking Statements

         When used in this Form 10-KSB/A, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products and services; competitive products and pricing; changes in the regulation of our industry; a failure to timely obtain necessary regulatory approvals; additional costs associated with compliance with the Securities and Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, including any changes in the SEC's rules, and other corporate governance requirements; changing government regulations and laws applicable to our products; competitive factors such as pricing pressures; as well as other factors and other risks set forth in Item 1 under "Cautionary Factors That May Affect Future Results", "RISKS OF OUR BUSINESS", "RISKS OF OUR PRODUCTS" AND ELSEWHERE HEREIN.

         UNLESS OTHERWISE REQUIRED BY APPLICABLE LAW, WE DO NOT UNDERTAKE, AND SPECIFICALLY DISCLAIM ANY OBLIGATION, TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES, DEVELOPMENTS, UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENT.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

The Company was organized as an Oklahoma corporation on October 6, 1998 to obtain and exploit a license agreement covering a platinum extraction process invented by Russell Twiford. The process was one to extract platinum from mineralized water using a series of electro-chemical steps. The license was obtained from Mr. Twiford on February 22, 2001. Thereafter, however, the Company experienced difficulty attracting the capital neecessary to exploit the license. While retaining the license, on October 16, 2003 the Company sold the majority of its manufacturing equipment to a company owned by Mr. Twiford. The Company ceased all process enhancement and focused its efforts on raising capital. The Company's business plan at that point was to obtain the necessary funding to outsource the process enhancement to an independent laboratory which would finalize the process.

By the last quarter of 2004 it became clear that the Company was unlikely to obtain the necessary funding for the platinum extraction process enhancement. As a result, during the first quarter of 2005 management began discussing alternative business strategies. In that quarter, the Company retained legal counsel to supervise merger and acquisition exploratory discussions and any resulting negotiations or proceedings to complete acquisitions. Management then focused on the telephony industry. During April, 2005 a Letter of Intent was entered into with V3 Global, Inc., a company offering telephone services in India.

As of April 27, 2005, the license obtained from Mr. Twiford was returned to him, in exchange for a release from the payment of the $500,000 license fee and any royalties (none of which had yet been earned) together with a release of all claims by Mr. Twiford. On or about May 5, 2005 the Letter of Intent with V3 Global was replaced by an Acquisition and Share Exchange Agreement. And, on May 22, 2005 the Company's then officers and directors resigned. Concurrent with their resignations, new directors were elected, including Sameer Mohan, the President of V3 Global, new officers were appointed, and the offices of the Company were moved to Houston, Texas at which time the office equipment (which constituted substantially all of the long-lived assets of the Company) was abandoned and was written off.

Further implementing the new business plan with its focus on the telephony industry, the Company's new management continued its search for additional operating companies in the industry which could be acquired. As a result of those continuing efforts, on or about June 15, 2005 the Company entered into a Letter of Intent with TelePlus, Inc., a company offering "1 touch" cellular service, including a unique translation service for subscribers engaged in international telephone calls.

During the balance of 2005, the Company and its counsel continuously sought to close the acquisitions, but were stymied in those efforts by:

1. With respect to V3 Global, Inc., the inability of that company to provide audited financial statements, required as a condition precedent by the terms of the Acquisition and Share Exchange Agreement; and

2. With respect to TelePlus, Inc., despite multiple drafts, the inability to secure a mutually agreed acquisition agreement, partially caused by TelePlus' concerns about the impact of the problems of V3 in obtaining audited financial statements.

For various reasons, V3 Global, Inc. was unable to provide audited financial statements, thus prohibiting the Company's acquisition of V3 Global from being completed. At the same time, TelePlus, Inc. wanted the V3 acquisition cancelled before it would commit to a final agreement. Accordingly, on March 2, 2006 the proposed acquisition transaction with V3 Global, Inc. was rescinded ab initio. Following that, on March 6, 2006 the final draft of the Share Exchange Agreement with TelePlus, Inc. was signed. The Share Exchange is intended to consitute a tax-free reorganization pursuant to the provisions of Section 368(a)(1)(B) of the Internal Revenue Code of 1986.

During 2005, as reflected in its filings, the Company assumed that one or both of its pending acquisitions would be closed in the near term and that it would be fully engaged in the telephony industry. As of the date of this filing, however, the V3 Global acquisition has been terminated and the TelePlus acquisition has not yet closed. Therefore, the Company regards itself as a shell company, other than a business combination related shell company, as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Upon completion of the Share Exchange with the shareholders of TelePlus, Texxon will cease to be a shell company. From and after the Closing, the operations of TelePlus will be the only operations of Texxon and the shareholders of TelePlus will control Texxon as a holding company for TelePlus.

REPORTS TO SECURITY HOLDERS

We file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Exchange Act. The public may read and copy any material that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC. The address of that site is http://www.sec.gov

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains some forward-looking statements. "Forward-looking statements" describe our current expectations or forecasts of future events. These statements do not relate strictly to historical or current facts. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, the outcome of contingencies and financial results. Specifically, this includes all references to the Share Exchange Agreement with TelePlus, Inc. Any or all of the forward-looking statements we make may turn out to be wrong.

They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors, such as product acceptance, competition and marketing capabilities, will be important in determining future results. Consequently, no forward-looking statements can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as specifically required, as in the event of the Closing of the Share Exchange Agreement with TelePlus, Inc. You are advised, however, to consult any future disclosures we make on related subjects in our 10-QSB, 8-KSB, and 10-KSB reports to the SEC.

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

--We are not an operating company and we have no revenues or earnings. The prior platinum process operations have been abandoned; they operated at a loss. We were unable to secure sufficient working capital to continue those operations and for several years we have had no operations. Our attempt to diversify into the telephony industry in 2005 by the acquisition of V3 Global, Inc. was frustrated by the inability of that company to furnish us with audited financial statements and that proposed acquisition has been rescinded.

--We are dependent on acquiring an operating company in order to have revenues. Since we have no operations of our own, we will only have revenues, and possibly earnings, by acquiring an operating company.

--Our sucess will be dependent upon the business which we acquire and especially its Management. Our current Management elected to take the Company into the telephony industry. We currently have a pending Share Exchange Agreement for the acquisition of TelePlus, Inc.

Upon the Closing of that acquisition, our current Managment will resign and the Company will be under the control of the shareholders of TelePlus, Inc. and the managment of the Company will be by the officers of TelePlus, Inc. The telephony industry is one in which there is substantial competition, rapid change in both products and services, and aggressive business strategies to maintain a customer base. Whether TelePlus will be able to compete effectively is uncertain.

--Our proposed acquisition of TelePlus, Inc. does not permit diversification. We will issue a controlling block of shares of our Common Stock to the shareholders of TelePlus, Inc. In exchange for their shares of TelePlus. As a result, TelePlus will become a wholly-owned subsidiary of the Company, but the Company will be controlled by the TelePlus shareholders. Given the current situation of TelePlus, it should be assumed that all focus will be on developing the business of TelePlus, which will require all of the funding which the Company may obtain. Under such circumstances, it must be assumed that no further acquisitions will be made and there will be no diversification.

--The issuance of shares to make an acquisition will result in reduction of ownership percentage in the Company for our current shareholders. Any acquisition which we might make would likely require the issuance of substantial shares of our Common Stock. The TelePlus Share Exchange Agreement requires us to issued 81,000,000 shares of our Common Stock, which will be equal to approximately 63% of the Company, fully diluted. The result will be that pre-transaction shareholders of the Company will experience a reduction in their percentage of ownership.

--The Company has insufficient cash and financial resources to support any acquired business. The Company does not have the financial resources to support any acquired business, including that of TelePlus. The expectation is that the Company will provide TelePlus with publicly-trading status which, in turn, will permit the Company to raise capital to support TelePlus. There is uncertainty on whether this is a valid assumption, or whether sufficient capital can be raised to meet TelePlus' requirements.

--The continued filing of reports with the Securities and Exchange Commission and the maintenance of trading on the OTC Bulletin Board is dependent upon the ability of any acquired business to meet the costs of that. Maintenance of public market status, where the filing of periodic reports with the SEC is required, is an expense, both financially and in terms of the time availability of Management. Whether an acquired business (e.g., TelePlus) will have those resources cannot be known at this time.

--The reporting requirements under federal securities law may delay making certain acquisitions. As already noted, the effort to acquire V3 Global, Inc. was frustrated by V3's inability to provide audited financial statements. At present, TelePlus is in the process of securing the necessay audit of its fiancial statements, but the requirements for us to file certified financial statements for the business acquired will mean that we cannot close the TelePlus transaction until that company has those certified financial statements.

ITEM 2.  DESCRIPTION OF PROPERTIES.

All of the previously reported physical assets of the Company consisted of office furniture, equipment and supplies. As noted above under "Description of Business", all of that property was abandoned when the offices of the Company were moved to Houston in May, 2005. We own no plants or physical locations. We maintain an administrative office, provided without cost by our current President, Ben Hansel, at 17623 Old Richmond Road, Sugarland, Texas 77469 where the telephone/facsimile number is (281) 933-9237. This office is adequate for the current administration of the Company. Mr. Hansel has agreed to continue this arrangement until the Closing of the Share Exchange Agreement with the shareholders of TelePlus, after which it is expected that the Company's offices will be co-located with those of TelePlus in Los Angeles, California.


ITEM 3.  LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against us or any of our officers or directors, as such.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None. During the period ended December 31, 2005, our stockholders adopted no resolutions at a meeting or by written consent.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our Common Stock currently trades on the OTC Bulletin Board under the symbol "TXXN", such trading having commenced on November 24, 2004. The chart below breaks down the high bid and the low bid prices for each of the last 5 quarters since the commencement of trading (as reported by OTCBB Trading & Market Services) which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. During 2005 and the period of 2004 from November 24th, the high and low bid and asked prices were as follows:
         Quarter Ended                  High Bid       Low Bid
         -------------                  --------       -------
         December 31, 2005              $.315           .04
         September 30, 2005              .08            .025
         June 30, 2005                   .19            .06
         March 31, 2005                  .48            .09
         December 31, 2004              $.26            .0

On April 18, 2006 the prices of the Company's Common Stock were $0.175 high, $0.16 low and $0.16 close, as quoted on the OTC Bulletin Board. On April 18, 2006 the Company had 33,982,159 shares of its common stock issued and outstanding.

HOLDERS

The approximate number of holders of record of our Common Stock, which is our only class of common equity, is 36. In addition we have approximately 420 shareholders whose holdings are in street name.

DIVIDENDS

We have never had net profits on operations and therefore are currently proscribed from declaring dividends. We have not paid any cash dividends on our Common Stock. Our Board of Directors has no present intention of declaring any dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. The declaration and payment of dividends in the future will be determined by our Board of Directors considering the conditions then existing, including the Company's earnings, financial condition, capital requirements, and other factors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Under the previously reported 2002 Non-Qualified Stock Option Plan, all available options were granted and all options granted were exercised. Accordingly, the 2002 Plan has terminated. The Company has not adopted any other equity compensation plan. Compensation by the use of equity securities has been on an ad hoc basis as determined by the Board of Directors from time to time.

SALES OF UNREGISTERED SECURITIES DURING FISCAL YEAR 2005

The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during fiscal year 2005:

Common Stock
On April 6, 2005 the Company issued a total of 2,107,518 shares to 9 persons/entities in exchange for pre-existing debt. The issuances were considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.

Warrants
As the result of an amendment to their original employment agreements, Mr. Hansel and Ms. Rosenbaum were issued common stock purchase warrants. Mr. Hansel was granted 500,000 common stock purchase warrants, exercisable for a term of five (5) years to acquire 500,000 shares of the Company's Common Stock at an exercise price of eleven cents ($.11) per share for his services as the sole officer for the period from May, 2005 to the Closing of the Share Exchange Agreement with TelePlus, Inc. Both Mr. Hansel and Ms. Rosenbaum were each issued 500,000 common stock purchase warrants, exercisable for a term of five (5) years to acquire 500,000 shares of the Company's Common Stock at an exercise price of eleven cents

($.11) per share for their services as directors for the same period. The issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a)      Plan of Operation

         (i)  Cash Requirements

              The Company's plan of operation for the next 12 months is to complete the Share Exchange Agreement negotiated with Teleplus, Inc. and commence operations in the telecommunications industry. Whether or not we are able to finalized the Share Exchange Agreement with Teleplus, Inc. the Company does not have sufficient cash supplies to fund operations through the next 12 months. The primary option for the Company to provide funding will be through sales of the Company's common stock.

(ii)     Product Research and Development

              The Company has no plans to pursue product research and development outside of its attempt to complete the anticipated Share Exchange Agreement with Teleplus, Inc. which will possibly provide an opportunity for product research and development related to the telecommunications industry.

         (iii) Any expected purchase or sale of plant and significant equipment

              None

         (iv) Any expected significant changes in number of employees

              If we are able to consummate the contemplated Share Exchange Agreement with Teleplus, Inc., we anticipate a significant increase our number of employees.

Off-Balance Sheet Arrangements

        None

ITEM 7.  FINANCIAL STATEMENTS.

Our financial statements, together with the report of the auditors, are as follows:


Audited Financial Statements
Independent Auditors' Report.......................................................................      12

Balance Sheet At December 31, 2005.................................................................      13

Statements Of Operations From Inception (October 6, 1998) Through December 31, 2005
And For The Years Ended December 31, 2005 and 2004................................................       14

Statements Of Cash Flows From Inception (October 6, 1998) Through December 31, 2005
And For The Years Ended December 31, 2005 and 2004.................................................      15

Statements Of Shareholders' Equity From Inception (October 6, 1998) Through
December 31, 2005..................................................................................      16

Notes To Financial Statements From Inception (October 6, 1998) Through
December 31, 2005, And For The Years Ended December 31, 2005 and 2004..............................      17


                          Independent Auditor's Report


To the Shareholders of
Texxon, Inc.
Tulsa, Oklahoma

We have audited the accompanying balance sheet of Texxon, Inc. (a development stage company) for the years ended December 31, 2005 and 2004, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2005 and 2004 and for the period from December 16, 1996
(inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texxon, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from December 16, 1996 (inception) to December 31, 2005 in conformity with generally accepted accounting principles.

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



Sutton Robinson Freeman & Co., P. C.
Certified Public Accountants

May 10, 2006

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                                  Balance Sheet
                                December 31, 2005



                                        ASSETS
Current Assets
Cash                                                                $ 214
Prepaid Expense                                                   727,260
Total Current Assets                                              727,474


TOTAL ASSETS                                                    $ 727,474

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable                                                  $ 23,540
Accrued salaries                                                         0
Total Current Liabilities                                           23,540

Total Liabilities                                                   23,540

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares
   authorized; no shares issued or outstanding                           -
Common stock, $.001 par value; 100,000,000 shares
   authorized; 26,482,159 shares issued and outstanding             26,482
Additional paid-in capital                                       4,471,641
Deficit accumulated during the exploration stage                (3,794,189)
Total Stockholders' Equity (Deficit)                               703,934

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $ 727,474


The accompanying notes are an integral part of the financial statements.




                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Operations
         From Inception (October 6, 1998) Through December 31, 2005, and
                 For The Years Ended December 31, 2005 and 2004




                                            Inception                   Years Ended
                                  (October 6, 1998)to     ---------------------------------------
                                    December 31, 2005     December 31, 2005     December 31, 2004
                                  -------------------     -----------------     -----------------

Revenue                                           $ -                   $ -                   $ -

Expenses
Platinum and chemical purchases              $ 28,520                   $ -                 $ (25)
Other operating expenses                    3,732,239             1,991,654               290,140
                                  -------------------     -----------------     -----------------
Total operating expenses                    3,760,759             1,991,654               290,115
                                  -------------------     -----------------     -----------------
Operating loss                             (3,760,759)           (1,991,654)             (290,115)

Interest expense                               34,403                 3,365                17,533

Interest income                                   973                     -                     -
                                  -------------------     -----------------     -----------------
Net loss                                 $ (3,794,189)         $ (1,995,019)           $ (307,648)
                                  ===================     =================     =================
Weighted average shares outstanding         8,010,962            18,968,093            10,724,640
                                  -------------------     -----------------     -----------------

Loss per share, basic and diluted             $ (0.47)              $ (0.11)              $ (0.03)
                                  -------------------     -----------------     -----------------





The accompanying notes are an integral part of the financial statements.


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                            Statements of Cash Flows
         From Inception (October 6, 1998) Through December 31, 2005, and
                 For The Years Ended December 31, 2005 and 2004




                                                                          Inception                 Years Ended
                                                               (October 6, 1998) to    ---------------------------------------
                                                                  December 31, 2005    December 31, 2005     December 31, 2004
                                                               --------------------    -----------------     -----------------
Operating Activities:
Net loss                                                               $ (3,794,189)        $ (1,995,019)           $ (307,648)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation expense                                                         32,138               (9,086)                2,724
Gain on sale of assets                                                       16,182               16,506                  (324)
Issuance of stock and options for services                                2,995,224            2,620,695                     -
Write off of assets                                                           4,012                    -                     -
Value of office space                                                        27,786                1,800                25,986
Changes in operating assets and liabilities:
Inventory                                                                         0                    -                     -
Notes Receivable                                                                  0                8,000                14,000
Prepaid expenses                                                           (727,260)            (726,060)               (1,017)
Deposits                                                                          0                    -                 4,940
Accrued interest                                                             32,183                3,364                17,532
Accrued salaries                                                            780,000               60,000               240,000
Accounts payable                                                             23,540               19,940               (12,584)
                                                               --------------------    -----------------     -----------------
Net Cash Used in Operating Activities                                      (610,384)                 140               (16,391)
                                                               --------------------    -----------------     -----------------

Investing Activities:
Purchases of property and equipment                                        (117,871)                   -                     -
Proceeds from sale of property and equipment                                 69,039                    -                 3,000
                                                               --------------------    -----------------     -----------------
Net Cash Provided By (Used in) Investing Activities                         (48,832)                   -                 3,000
                                                               --------------------    -----------------     -----------------

Financing Activities:
Loans from related parties                                                  188,305                    -                13,000
Proceeds from issuance of long-term debt                                     20,000                    -                     -
Payments on loans from related parties                                      (42,000)                   -                     -
Payments on long-term debt                                                  (20,000)                   -                     -
Proceeds from issuance of common stock                                      513,125                    -                     -
                                                               --------------------    -----------------     -----------------
Net Cash Provided by Financing Activities                                   659,430                    -                13,000
                                                               --------------------    -----------------     -----------------

Change in Cash                                                                  214                  140                  (391)
Cash at Beginning of Period                                                       -                   74                   465
                                                               --------------------    -----------------     -----------------
Cash at End of Period                                                         $ 214                $ 214                  $ 74
                                                               ====================    =================     =================

Supplemental disclosure of cash flow information
Cash Paid for Interest                                                        2,818                    -                     -
                                                               --------------------    -----------------     -----------------

Non-cash investing and financing activities
Common stock issued for office equipment                                    $ 3,500                  $ -                   $ -
Common stock issued as payment of loans to related parties                  190,488              147,525                     -
Warrants issued for debt to related parties                                 780,000              780,000
Common stock returned to treasury from third parties                              -                    -                     -
Common stock returned to treasury from consultants                                -                    -                     -
                                                               --------------------    -----------------     -----------------




The accompanying notes are an integral part of the financial statements.


                                  Texxon, Inc.
                         (An Exploration Stage Company)

                  Statements of Changes in Stockholders' Equity
           From Inception (October 6, 1998) Through December 31, 2005


                                                                                                             Deficit
                                                                                                          Accumulated
                                          Preferred Stock        Common Stock     Additional      Common   During the
                                          ---------------      ----------------      Paid-In       Stock  Exploration
                                           Shares  Amount      Shares    Amount      Capital  Subscribed         Stage       Total
                                           ------  ------  ----------  --------   ----------  ----------  ------------   ---------

Balance at inception  (October 6, 1998)         -     $ -           -       $ -          $ -         $ -           $ -         $ -
Common stock issued to founders                 -       -   3,000,000     3,000            -      (3,000)            -           -

Balance, December 31, 2000                      -       -   3,000,000     3,000            -      (3,000)            -           -
                                           ------  ------  ----------  --------   ----------  ----------  ------------   ---------

Payment of common stock subscribed              -       -           -         -            -       3,000             -       3,000
Options to non-employees                        -       -           -         -        3,500           -             -       3,500
Common stock issued to founders                 -       -   3,500,000     3,500            -           -             -       3,500
Common stock issued to third parties            -       -   3,179,784     3,180      453,870                               457,050
Common stock issued for services                -       -   1,000,000     1,000      139,000           -             -     140,000
Common stock issued for assets                  -       -      25,000        25        3,475           -             -       3,500
Net loss                                        -       -           -         -            -           -      (394,570)   (394,570)

Balance, December 31, 2001                      -       -  10,704,784    10,705      599,845           -      (394,570)    215,980
                                           ------  ------  ----------  --------   ----------  ----------  ------------   ---------

Common stock issued to third parties                          293,214       293       42,332           -             -      42,625
Common stock issued for services                -       -   3,535,714     3,536      498,664           -             -     502,200
Common stock issued as payment of debt          -       -     300,000       300       42,663           -             -      42,963
Net loss                                        -       -           -         -            -           -      (512,045)   (512,045)

Balance, December 31, 2002                      -     $ -  14,833,712  $ 14,834  $ 1,183,504         $ -    $ (906,615)  $ 291,723
                                           ------  ------  ----------  --------   ----------  ----------  ------------   ---------

Common stock issued to third parties            -       -      69,500        69        6,881           -             -       6,950
Common stock issued for services                -       -     892,858       893      124,107           -             -     125,000
Common stock retired - third party              -       -  (2,071,430)   (2,071)      (9,929)          -             -     (12,000)
Common stock retired - consultants              -       -  (3,000,000)   (3,000)    (393,171)          -             -    (396,171)
Net loss                                        -       -           -         -            -           -      (584,907)   (584,907)
Balance, December 31, 2003                      -     $ -  10,724,640  $ 10,725    $ 911,392         $ -  $ (1,491,522)  $(569,405)
                                           ------  ------  ----------  --------   ----------  ----------  ------------   ---------

Value of donated office space                                                        $ 6,001                                 6,001
Value of contributed capital                                                        $ 19,985                                19,985
Net loss                                                                                                      (307,648)   (307,648)

Balance, December 31, 2004                      -     $ -  10,724,640  $ 10,725    $ 937,378         $ -  $ (1,799,170)  $(851,067)
                                           ------  ------  ----------  --------   ----------  ----------  ------------   ---------

Value of donated office space                   -       -           -         -        1,800           -             -       1,800
Options issued as payment
   of legal fees                                -       -           -         -      750,000           -             -     750,000
Options issued as payment of
   consulting fees                              -       -           -         -      255,645           -             -     255,645
Common stock issued a payment of
   legal fees                                   -       -   6,000,000     6,000      844,000           -             -     850,000
Common stock issued a payment of
   consulting fees                              -       -   5,100,000     5,100      753,400           -             -     758,500
Common stock issued as payment of debt          -       -   2,107,518     2,107      145,418           -             -     147,525
Common stock issued through exercise
   of options                                   -       -   2,550,000     2,550            -           -             -       2,550
Warrants issued as payment of debt              -       -           -         -      780,000           -             -     780,000
Payments made by third parties
   on Company's behalf                          -       -           -         -        4,000           -             -       4,000
Net loss                                        -       -           -         -            -           -    (1,995,019) (1,995,019)
                                           ------  ------  ----------  --------   ----------  ----------  ------------   ---------

Balance, December 31, 2005                      -     $ -  26,482,158  $ 26,482  $ 4,471,641         $ -  $ (3,794,189)  $ 703,934
                                           ======  ======  ==========  ========   ==========  ==========  ============   =========




The accompanying notes are an integral part of the financial statements.

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                          Notes to Financial Statements
                 For The Years Ended December 31, 2005 and 2004

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

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early exploration stage and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. As shown in the accompanying financial statements, the Company incurred a net loss of $3,794,189 during the period from October 6, 1998 (date of inception) to December 31, 2005. Management intends to provide the necessary development and operating capital through sales of its common stock and future products. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and commencement of sales. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of December 31, 2005, V3-Global had not completed the required activities for the completion of the Share Exchange Agreement with the Company. As such, the financial statements and related notes for the year ended December 31, 2005 are presented without any reflection of V3-Global's financial activities.

Subsequent to December 31, 2005, the proposed acquisition transaction with V3-Global, Inc. was rescinded.

Note 4--Accrued Salaries

Effective January 1, 2002, the Company began accruing compensation pursuant to employment agreements dated August 1, 2001. The accrued salaries balance at prior to year end, included $780,000 that the Company owed its officers pursuant to the employment agreements. At December 31, 2005, the former officers of Texxon, Inc. sold their rights to collect on the unpaid accrued salaries to a third party.

On December 31, 2005, the third party negotiated a settlement with the Company whereby, the third party would receive 12,800,000 warrants exercisable at $.001 per share with a cashless exercise provision in exchange for cancellation of $640,000 of accrued salaries. The remaining $140,000 in accrued salaries was forgiven. The entire debt balance was recorded as an entry to paid in capital.

Subsequent to December 31, 2005, 7,580,410 warrants were exercised. Using the cashless exercise provision, 80,410 shares were used as payment. As such, 7,500,000 shares were issued.

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

During the quarter ended June 30, 2005, the Company wrote off all of its long-lived assets. The original value of the assets was $16,506 with an associated accumulated amortization of $9,086. The majority of the assets consisted of old and unused office equipment. As of December 31, 2005, the Company has no long-lived assets.

Note 6--Notes Payable and Related Party Transactions

During the quarter ended June 30, 2005, the Company issued 2,107,518 shares of its common stock to settle all of the outstanding related party notes of the Company along with their accrued interest which totaled $147,526. The shares were valued at $0.07 per shares which was the closing price of the stock on March 7, 2005 less a discount due to the restrictive nature of the stock. As of December 31, 2005 the remaining balance on loans from related parties is $0.

Note 7--Commitments and Contingencies

During the first quarter of 2005, Texxon entered into a verbal agreement with the related company regarding Texxon's use of its office space. Currently, Texxon was not required to pay for its use of the space. During the quarter ended June 30, 2005, the Company ceased its use of that office space. As such, the Company has recorded the $1,800 value of its office space for the six months ended June 30, 2005 as an addition to Paid-In-Capital, although no additional amounts were recorded for the year ended December 31, 2005.

Note 8--Common Stock and Paid In Capital

Texxon is authorized to issue 100,000,000 Shares of Common Stock, par value $0.001 per share, of which 26,482,159 shares were outstanding as of December 31, 2005. Texxon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding.

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

During the quarter ended September 30, 2005, the Company issued 2,500,000 shares of its common stock to consultants. The shares were valued between $0.085 and $0.09 per share which were the closing prices of the Company's common stock on the dates of issuance. The Company recorded $220,000 as consulting expense related to these transactions

During the quarter ended December 31, 2005, the Company issued 600,000 shares of its common stock to two consultants for investor relations services. The value of the shares was between $.06 and $.085 per share which were the related closing market price per share on the date of each transaction. The Company recorded $38,500 in consulting fees related to the issuances.

During the quarter ended December 31, 2005, the Company issued 1,000,000 shares of its common stock as payment for legal fees. The value of the shares was $.05 per shares which was market closing price on the date of the issuance. The Company recorded $50,000 in legal fees related to the transaction.

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

                                                 From inception (October 6,
                                                       1998) through
                                                     December 31, 2005
                                                -----------------------------

Net Operating Loss carryforward                                   $ 429,078
Valuation allowance for deferred tax asset                         (429,078)
                                                -----------------------------

Net deferred tax                                                    $   ---
                                                -----------------------------

As the Company has generated net operating losses from its inception and there is no assurance of the Company's ability to generate future taxable income, a valuation allowance has been established to recognize its deferred tax assets only to the extent of deferred tax liabilities.

Note 10--Subsequent Events

On March 6, 2006 Texxon, Inc. ("Texxon") entered into a Share Exchange Agreement (the "Share Exchange Agreement") with TelePlus Group Inc. ("TelePlus") and its shareholders, pursuant to which Texxon will acquire all of the 9,302,780 issued and outstanding shares of TelePlus in exchange for 81,000,000 shares of Texxon Common Stock. In addition, the 81,000,000 shares shall not be diluted below 62% of the issued and outstanding shares of Texxon prior to the closing of the transactions (the "Closing").

The conditions precedent to Closing under the Share Exchange Agreement include, among other things, due diligence by both parties; Texxon re-domesticating as a Nevada Corporation, by merging the current Oklahoma Corporation into a Nevada Corporation organized solely for the purpose of such re-domestication; Texxon increasing the numbers of authorized shares of its common stock through an amendment to the Nevada Articles of Incorporation; Texxon canceling any commitments to issue "Class A Convertible Stock"; approval of the transactions by the shareholders of both Texxon and TelePlus; and TelePlus having available current audited financial statements so as to permit Texxon to file a timely current Report on Form 8-K concerning this transaction. The transactions are also subject to additional conditions typical of transactions of this type.

On May 4, 2005, an Acquisition and Share Exchange Agreement (the "Agreement") was signed by and between Texxon, Inc., an Oklahoma corporation (the "Company") and V3 Global, Inc., a Texas corporation ("V3 Global"), with Texxon Inc. being the surviving corporation.

That a condition precedent to closing the contemplated share exchange was that V3 Global was to provide audited financial statements. V3 Global has to provide audited financial statements and the proposed transaction cannot be closed.

On March 2, 2006 V3 Global and Texxon entered into a Rescission Agreement whereby the parties confirm that the Share Exchange Agreement was never closed, and rescind ab initio the Share Exchange Agreement and execute mutual releases.

On January 31, 2006, a third party exercised 5,053,363 warrants pursuant to a settlement agreement executed on December 31, 2005. Based on the provisions of the cashless exercise provision, the company issued 5,000,000 shares of its common stock related to the transaction and the value was recorded to paid in capital.

On February 20, 2006, a third party exercised 2,527,047 warrants pursuant to a settlement agreement executed on December 31, 2005. Based on the provisions of the cashless exercise provision, the company issued 2,500,000 shares of its common stock related to the transaction and the value was recorded to paid in capital.

On March 1, 2006, the company executed a promissory note to a third party in exchange for payments made on behalf of the company. $80,000 was paid related to the Company's anticipated Share Exchange Agreement with Teleplus, Inc. and $44,000 was paid to an attorney for legal fees. The total amount of the promissory note was $124,000 payable in six months with a default interest rate of 12% accruing on the unpaid balance after the due date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.   CONTROLS AND PROCEDURES.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated, with the participation of our CEO and CFO, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO identified deficiencies that existed in the design or operaton of our internal control over financial reporting that it considered to be "material weaknesses". The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The material weaknesses identified relate to:

    As of December 31, 2005 there was a lack of accounting personnel with the requisite knowledge of Generally Accepted
    Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange
    Commission.

    As of December 31, 2005 there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

    As of December 31, 2005 there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our managment believes, including our Chief Executive Officer and Chief Financial Officer that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. We are in the process of working with TelePlus to coordinate the design and implementation of improvements in our internal control over financial reporting to address the material weaknesses descrbed above as well as to acquire additional accounting resources with the expertise need to assist us in the preparation of our financial statements.


ITEM 8B         OTHER INFORMATION

There is no information required to be disclosed in a report Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. DIRECTORS AND EXECUTIVE OFFICERS. The position(s) held by each of our executive officers and Directors as of April 19, 2006 are shown in the following table. Biographical information for each is set forth following the table. Our current Directors were elected in May 2005. Each Director serves for a one-year term and until a successor is elected and has qualified. Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.

         Name          Age        Position
         ----          ---        --------
Benjamin Hansel        41         President, Secretary, Treasurer, Director
Marcia Rosenbaum       43         Director

Benjamin Hansel became the sole officer and a director on May 22, 2005, concurrent with the resignations of Messrs. Mabie and Lindsey and the relocation of the Company's offices to Houston, Texas. Marcia Rosenbaum became a director of the Company on the same date. Mr. Hansel and Ms. Rosenbaum are brother and sister.

BENJAMIN HANSEL serves as a directdor and as our President/CEO, Secretary and Treasurer/CFO. From approximately 1997 to 2000 Ben was the Finance Director for the Burt Automotive Group, one of the largest privately-owned automobile dealer groups in the United States. In 2000 Ben became an independent consultant on Mergers & Acquisitions. In January 2001 he founded Hansel Capital, Inc. a Mergers & Acquisition consultant of which he is the President. During this same period, he was the CEO of Highway One-O-Web and oversaw its merger with Michelex Corporation.

MARCIA ROSENBAUM serves as a director. Ms. Rosenbaum is an independent Investment Banker, specializing in the field of Biotechnology. She earned both a Bachelor of Science degree in biology and chemistry and a Masters of Science degree, in Microbiology, from the University of Texas at El Paso. She also earned her First Level Medical degree in General Medicine from the The Technical University in Aachen, Germany.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered call of our equity securities to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders aare required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Following the change in management in May, 2005 the new officers and directors, who did not own any equity securities, did not file Form 3. This oversight was discovered during the preparation of this Form 10-KSB and that oversight has been corrected by their filing of Forms 3.

AUDIT COMMITTEE

The Company does not currently have a separately designated standing audit committee, rather the entire Board of Directors is acting as the Company's audit committee. See Item 8A above.


CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Company plans on adopting such a code of ethics upon the consummation of the Share Exchange Agreement with TelePlus, Inc.


ITEM 10.  EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

For their services from May, 2005 to the Closing of the Share Exchange Agreement with Teleplus, Inc., Mr. Hansel and Ms. Rosenbaum were each granted 500,000 common stock purchase warrants, exercisable for a term of five (5) years to acquire 500,000 shares of the Company's Common Stock at an exercise price of eleven cents ($.11) per share. Otherwise, our directors are not compensated for their services as directors, although their expenses in attending meetings are reimbursed. During 2005 there were no formal meetings of the Board of Directors; action was taken by written consent.



COMPENSATION OF MANAGEMENT
Name & Principal                                                              Other
Position                                      Year        Salary      Bonus   Compensation
-----------------------------------------   -------     ----------    -----   ------------
Gifford Mabie III, President&CEO              2003      $120,000(1)    -0-
                                              2004      $120,000(1)    -0-
                                              2005      $ 30,000(1)    -0-
Mark L. Lindsey, VP&Treasurer                 2003      $120,000(1)    -0-
                                              2004      $120,000(1)    -0-
                                              2005      $ 30,000(1)    -0-
Benjamin Hansel, Pres/Sec/Treas.            2005/6                            500,000 wts(2)


(1) Represents salary accrued, pursuant to an employment agreement, but not paid during 2003 through 2005. As of the date of this filing, the accrued salaries have been partially waived and forgiven and the balance is to be converted to Common Stock over a period of time.

(2) Common stock purchase warrants exercisable for a term of five (5) years to acquire 500,000 shares of the Company's Common Stock at an exercise price of eleven cents ($.11) per share. These are in addition to the 500,000 common stock purchase warrants issued to him for his services as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 18, 2006, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on April 18, 2006, there were 33,982,159 shares issued and outstanding of record, as well as 15,000,000 shares issuable in the event of the exercise of outstanding warrants.



                                             Shares of              Percentage
                                                Common                  as of
Name and Address of Beneficial Owners            Stock          04/18/2006 (1)
-------------------------------------        ---------          --------------
Benjamin Hansel                                   -0-(2)                  -0-
17623 Sagemont Sq. Ct.
Richmond, Texas 77469

Marcia Rosenbaum                                  -0-(3)                  -0-
553 Hawksbill Island Dr.
Satellite Beach, Florida 32937

All Directors and Officers
as a Group (2 persons)                            -0-(2),(3)              -0-

-----------
(1) Based on 33,982,159 shares issued and outstanding as of April 18, 2006.
(2) Does not include common stock purchase warrants to purchase 1,000,000 shares of the Company's Common Stock.
(3) Does not include common stock purchase warrants to purchase 500,000 sharres of the Company's Common Stock.

CHANGES IN CONTROL

The Company has entered into a Share Exchange Agreement with the shareholders of TelePlus, Inc.. Upon the Closing of the proposed transaction, the Company will issue 81,000,000 shares of its Common Stock to the TelePlus shareholders in exchange for their shares in TelePlus. The 81,000,000 shares represents a controlling block of the Company's equity. As a result of the transaction, when it closes, TelePlus, Inc. will become a wholly-owned subsidiary of the Company and the former TelePlus shareholders will be in control of the Company.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2005 the Company entered into compensation agreements with Mr. Hansel and Ms. Rosenbaum regarding their services, respectively, as the sole officer and a director, and as a director. Those agreements promised the issuance of a class
(sic) of preferred stock, but that preferred stock was never designated nor issued. In February, 2006, in connection with the securing of a final draft of the Share Exchange Agreement with TelePlus, Inc. the compensation arrangement was changed to the issuance of common stock purchase warrants. Mr. Hansel was granted 500,000 common stock purchase warrants, exercisable for a term of five (5) years to acquire 500,000 shares of the Company's Common Stock at an exercise price of eleven cents ($.11) per share for his services as the sole officer for the period from May, 2005 to the Closing of the Share Exchange Agreement with TelePlus, Inc. Both Mr. Hansel and Ms. Rosenbaum were each issued 500,000 common stock purchase warrants, exercisable for a term of five (5) years to acquire 500,000 shares of the Company's Common Stock at an exercise price of eleven cents ($.11) per share for their services as directors for the same period.

On April 6, 2005, the Company issued a total of 2,107,518 shares to 9 persons/entities in exchange for pre-existing debt. The issues included our then officers, Messrs. Gifford M. Mabie III and Mark L. Lindsey. Mr. Mabie was issued 326,563 and Mr. Lindsey was issued 334,372 shares.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX
No. Description of Exhibit
 2.1 * Articles of Incorporation dated October 6, 1998
 2.2 * By-laws of Texxon, Inc. adopted October 6, 1998
 3.1 * Sample Stock Certificate
 6.1 * Texxon, Inc. Non-Qualified Stock Option Plan
 6.2 * License Agreement dated February 22, 2001
 6.3 * Joint Venture Agreement dated February 22, 2001
 6.4 * Employee Agreement for Gifford M. Mabie III dated August 1, 2001
 6.5 * Employee Agreement for Mark L. Lindsey dated August 1, 2001
 6.6 * Indemnification Agreement for Gifford M. Mabie III dated August 1, 2001
 6.7 * Indemnification Agreement for Mark L. Lindsey dated August 1, 2001
 6.8 * Dean Guise Agreement dated August 28, 2001
 6.9 * Dr. Mick Bjelopavlic Agreement dated May 13, 2002
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Exhibit previously filed.

REPORTS ON FORM 8-K
There was 1 report (with two subsequent amendments thereto) on Form 8-K filed in 2005:

Date               Items                       Description
----------------------------------------------------------
May 10, 2005       1.01, 1.02, & 2.01          V3Global Agreement

No financial statements were included in the report or in either of the two amendments. The 8-K and the two amendments erroneously referred to the V3 Global Agreement has having been "consummated" when what was meant was that it was "executed". The closing of the share exchange never occurred, due to V3 Global's inability to furnish audited financial statements, as discussed in Item 1, above. Thus the proposed transaction was never "consummated" and no merger documents were filed in Oklahoma.

There was 1 report on From 8-K filed in 2006:

Date               Items                       Description
----------------------------------------------------------
March 6, 2006      1.01, 1.02, 2.01, 5.02      Teleplus, Inc. Agreement
                                               V3-Global Agreement
                                               Director Resignation



ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2004 and 2005 the Company's principal accountants were Sutton Robinson Freeman & Co., P.C., C.P.A.s. . (Also in 2004 the Company originally engaged Tullius Taylor Sartain & Sartain, but then changed accountants.)

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company's principal accountants for the audit of the Company's annual financial statements and review of financial statements included in the Company's 10-QSB filings were: 2005 - $6,000 and 2004 - $ 1,500. (Also in 2004 the Company engaged Tullius Taylor Sartain & Sartain, to whom it paid $13,350 in audit fees.)

AUDIT-RELATED FEES

None.

TAX FEES

$304 was paid for the preparation of the Company's tax return. (In 2004 the Company paid Tullius Taylor Sartain & Sartain $875 in tax fees.)


ALL OTHER FEES

In connection with the Comapny's efforts to assist V3 Global in securing an audit of its financial statements, we requested the advice of the principal accountants. For fees and costs associated with that we paid $3,000. (In 2004 the Company paid Tullius Taylor Sartain & Sartain $675 in other fees.)

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXXON, INC.


By:   /s/ Benjamin Hansel, C.E.O.
      ----------------------------
      Benjamin Hansel

Date: May 17, 2006
      ------------


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ Benjamin Hansel, C.E.O.
      ----------------------------
      Benjamin Hansel, C.E.O.

Date: May 17, 2006
      ------------




By:   /s/ Benjamin Hansel, Director
      ------------------------------
      Benjamin Hansel,  Director

Date: May 17, 2006
      ------------




By:   /s/ Marcia Rosenbaum, Director
      -------------------------------
      Marcia Rosenbaum,  Director

Date: May 17, 2006
      ------------