Form 10QSB
period 2006-03-31
TEXXON INC
filed 2006-05-22
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2006

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                        Commission File Number: 000-49648

                                  TEXXON, INC.
        (Exact name of small business issuer as specified in its charter)


           Oklahoma                                 73-1554122
------------------------------------   -------------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
Incorporation or organization)



                  17623 Old Richmond, Sugarland, TX 33782-6105
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: (281)-933-9237

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES X NO_____


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 33,982,159 shares as of May 15, 2006.

                                  TEXXON, INC.
                Form 10-QSB for the quarter ended March 31, 2006

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

         When used in this Quarterly Report on Form 10-QSB, "Texxon," "we," "our," and "us" refers to Texxon, Inc., an Oklahoma corporation.

                                      INDEX



Part I.  Financial Information

     Item 1.  Financial Information

         Balance Sheet at March 31, 2006 (Unaudited)..............................................         3

         Statements of Operations From Inception (October 6, 1998) Through March 31, 2006, and For The
         Three Months Ended March 31, 2006 and 2005 (Unaudited)...................................         4

         Statements of Cash Flows From Inception (October 6, 1998) Through March 31, 2006 and For The
         Three Months Ended March 31, 2006 and 2005 (Unaudited)...................................         5

         Notes to Financial Statements for the Three Months Ended March 31, 2006 and 2005.........         6

     Item 2.  Plan of Operation...................................................................        10

     Item 3.  Controls and Procedures.............................................................        11

Part II. Other Information

     Item 1.  Legal Proceedings...................................................................        13
     Item 2.  Changes in Securities and Use of Proceeds...........................................        13
     Item 3.  Defaults upon Senior Securities.....................................................        13
     Item 4.  Submission of Matters to a Vote of Security Holders.................................        13
     Item 5.  Other Information...................................................................        13
     Item 6.  Exhibits and Reports on Form 8-K....................................................        13

Signatures .......................................................................................        14



                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  Texxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                 March 31, 2006



                                        ASSETS

Current Assets
Cash                                                                     $ 178
Prepaid Expense                                                        562,500
                                                                     ---------
Total Current Assets                                                   562,678
                                                                     ---------


TOTAL ASSETS                                                         $ 562,678
                                                                     =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                                                     $ 137,973
Accrued Interest                                                         1,240
                                                                     ---------
Total Current Liabilities                                              139,213
                                                                     ---------

Total Liabilities                                                      139,213

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares
   authorized; no shares issued or outstanding                               -
Common stock, $.001 par value; 100,000,000 shares
   authorized; 26,482,159 shares issued and outstanding                 33,982
Additional paid-in capital                                           4,464,141
Deficit accumulated during the exploration stage                    (4,074,658)
                                                                     ---------
Total Stockholders' Equity (Deficit)                                   423,465
                                                                     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $ 562,678
                                                                     =========




The accompanying notes are an integral part of the interim financial statements.



                                  Texxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
          From Inception (October 6, 1998) Through March 31, 2006, and
               For The Three Months Ended March 31, 2006 and 2005




                                          Inception           Three Months Ended
                               (October 6, 1998) to
                                     -------------------------------- March 31,
                                     2006 March 31, 2006 March 31, 2005
                                -------------------    --------------    --------------

Revenue                                        $ -               $ -               $ -

Expenses
Platinum and chemical purchases           $ 28,520               $ -               $ -
Other operating expenses                 4,009,343           277,104           853,189
                                -------------------    --------------    --------------
Total operating expenses                 4,037,863           277,104           853,189
                                -------------------    --------------    --------------

Operating loss                          (4,037,863)         (277,104)         (853,189)
                                -------------------    --------------    --------------

Interest expense                            37,768             3,365                 -

Interest income                                973                 -                 -
                                -------------------    --------------    --------------

Net loss                              $ (4,074,658)       $ (280,469)       $ (853,189)

Weighted average shares outstanding     14,811,966        30,843,271        13,696,307
                                -------------------    --------------    --------------

Loss per share, basic and diluted          $ (0.28)          $ (0.01)          $ (0.06)
                                -------------------    --------------    --------------





The accompanying notes are an integral part of the interim financial statements.


                                  Texxon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
          From Inception (October 6, 1998) Through March 31, 2006, and
               For The Three Months Ended March 31, 2006 and 2005




                                                               Inception              Three Months Ended
                                                    (October 6, 1998) to      ----------------------------------
                                                          March 31, 2006      March 31, 2006      March 31, 2005
                                                     -------------------      --------------      --------------

Operating Activities:
Net loss                                                    $ (4,074,658)         $ (280,469)         $ (853,189)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation expense                                              32,138                   -                 681
Gain on sale of assets                                            16,182                   -                   -
Issuance of stock and options for services                     2,995,224                   -           1,500,000
Write off of assets                                                4,012                   -                   -
Value of office space                                             27,786                   -               1,800
Changes in operating assets and liabilities:
Inventory                                                              0                   -                   -
Notes Receivable                                                       0                   -                   -
Prepaid expenses                                                (562,500)            164,760            (712,500)
Deposits                                                               0                   -                   -
Accrued interest                                                  33,423               1,240               3,365
Accrued salaries                                                 780,000                   -              60,000
Accounts payable                                                 137,973             114,433                   -
                                                     -------------------      --------------      --------------
Net Cash Used in Operating Activities                           (610,420)                (36)                157
                                                     -------------------      --------------      --------------

Investing Activities:
Purchases of property and equipment                             (117,871)                  -                   -
Proceeds from sale of property and equipment                      69,039                   -                   -
                                                     -------------------      --------------      --------------
Net Cash Provided By (Used in) Investing Activities              (48,832)                  -                   -
                                                     -------------------      --------------      --------------

Financing Activities:
Loans from related parties                                       188,305                   -                   -
Proceeds from issuance of long-term debt                          20,000                   -                   -
Payments on loans from related parties                           (42,000)                  -                   -
Payments on long-term debt                                       (20,000)                  -                   -
Proceeds from issuance of common stock                           513,125                   -                 450
                                                     -------------------      --------------      --------------
Net Cash Provided by Financing Activities                        659,430                   -                 450
                                                     -------------------      --------------      --------------

Change in Cash                                                       178                 (36)                607
Cash at Beginning of Period                                            -                 214                  74
                                                     -------------------      --------------      --------------

Cash at End of Period                                              $ 178               $ 178               $ 681
                                                     ===================      ==============      ==============

Supplemental disclosure of cash flow information
Cash Paid for Interest                                             2,818                   -                   -
                                                     -------------------      --------------      --------------

Non-cash investing and financing activities
Common stock issued for office equipment                         $ 3,500                 $ -                 $ -
Common stock issued as payment of loans
 to related parties                                             $ 19,488                   -                   -
Warrants issued for debt to related parties                    $ 780,000                   -                   -
                                                     -------------------      --------------      --------------





The accompanying notes are an integral part of the interim financial statements.

                                  Texxon, Inc.
                         (An Exploration Stage Company)

                          Notes to Financial Statements
               For The Three Months Ended March 31, 2006 and 2005

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

Organization and Nature of Operations
Texxon, Inc. ("Texxon" or "the Company") is a development stage company entering into the telecommunications industry.

Development Stage Operations
The Company was incorporated on October 6, 1998, under the laws of the state of Oklahoma. Since inception, the Company's primary focus was raising capital and paying for the exclusive license. Pursuant to the Company's anticipated Share Exchange Agreement with Teleplus, Inc., the Company's focus is now centered on any existing business operations of Teleplus, Inc. may have and possibly raising capital to fund continued operations and any possibly expansions within the telecommunications industry.

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

Earnings (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) available to Common Stockholders for the period by the weighted average shares of Common Stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of Common Stock assumes the dilutive effect of stock options. All 5,219,590 options outstanding at March 31, 2006 were excluded from the EPS calculation as their effect was anti-dilutive due to the Company realizing net losses for the periods ended March 31, 2006 and 2005.

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

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. As shown in the accompanying financial statements, the Company incurred a net loss of $3,995,418 during the period from October 6, 1998 (date of inception) to March 31, 2006. Management intends to provide the necessary development and operating capital through sales of its common stock and future products. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and commencement of sales. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--Share Exchange Agreement with V3-Global

On May 9, 2005, and Acquisition and Share Exchange Agreement ("the Agreement") was signed by and between the Company and V3-Global, Inc, a Texas corporation, with the Company being the surviving corporation and V3-Global existing as a subsidiary.

The agreement was to become effective upon the filing of a Certificate of Merger with the Secretary of State of Oklahoma and upon the completion of extensive due diligence. The required due diligence was completed on August 8, 2005 and on that date, both parties agreed to amend the Agreement and extend the effective date to August 12, 2005 based upon the Company's estimate that the activities required for the completion of the Agreement would be completed as of September 30, 2005. Pursuant to this Agreement, the stockholders of V3-Global were to receive a total of 5,926,256 shares of the Company's common stock in exchange for all the outstanding shares of common stock of V3-Global.

On March 2, 2006 V3 Global and Texxon entered into a Rescission Agreement whereby the parties confirm that the Share Exchange Agreement was never closed, and rescinded ab initio the Share Exchange Agreement and executed mutual releases.

Note 4--Share Exchange Agreement with Teleplus, Inc.

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

Note 5--Outstanding Loans

On March 1, 2006, the company executed a promissory note to a third party in exchange for payments made on behalf of the company. $80,000 was paid related to the Company's anticipated Share Exchange Agreement with Teleplus, Inc. and $34,000 was paid to an attorney for legal fees. The total amount of the promissory note was $114,000 payable in six months with an interest rate of 12%. At March 31, 2006, the Company had recorded $1,240 in accrued interest related to this note.

Note 6--Common Stock and Paid In Capital

Texxon is authorized to issue 100,000,000 Shares of Common Stock, par value $0.001 per share, of which 33,982,159 shares were outstanding as of March 31, 2006. Texxon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding.

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

Stock Options

There were no stock options issued during the quarter ended March 31, 2006

Note 7--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred income tax asset are as follows:

                                                    From inception
                                              (October 6, 1998) through
                                                    March 31, 2006
                                              -------------------------

 Net Operating Loss carryforward                             $ 524,437
 Valuation allowance for deferred tax asset                   (524,437)
                                              -------------------------

 Net deferred tax                                            $     ---
                                              -------------------------

As the Company has generated net operating losses from its inception and there is no assurance of the Company's ability to generate future taxable income, a valuation allowance has been established to recognize its deferred tax assets only to the extent of deferred tax liabilities.

Note 8--Subsequent Events

Subsequent to March 31, 2006, the Company executed a promissory note to a third party in exchange for $10,000 paid for accounting fees on behalf of the Company. The balance of the note is payable in 6 months and bears an interest rate of 12%.

On May 9, 2005, and Acquisition and Share Exchange Agreement ("the Agreement") was signed by and between the Company and V3-Global, Inc, a Texas corporation, with the Company being the surviving corporation and V3-Global existing as a subsidiary.

The agreement was to become effective upon the filing of a Certificate of Merger with the Secretary of State of Oklahoma and upon the completion of extensive due diligence. The required due diligence was completed on August 8, 2005 and on that date, both parties agreed to amend the Agreement and extend the effective date to August 12, 2005 based upon the Company's estimate that the activities required for the completion of the Agreement would be completed as of September 30, 2005. Pursuant to this Agreement, the stockholders of V3-Global were to receive a total of 5,926,256 shares of the Company's common stock in exchange for all the outstanding shares of common stock of V3-Global.

On March 2, 2006 V3 Global and Texxon entered into a Rescission Agreement whereby the parties confirm that the Share Exchange Agreement was never closed, and rescinded ab initio the Share Exchange Agreement and executed mutual releases.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (a).Plan of Operations

          (i)  Cash Requirements

                  Currently, Texxon, Inc. has no revenue and can not satisfy its cash requirements for the next twelve months.

                  The Company will have to raise additional funds to support operations for the next twelve months. As of March 31, 2006, the Company's executed agreement with Teleplus, Inc. may provide a source of revenue for the Company based on Teleplus, Inc's. potential for sales.

                  TelePlus, Inc. (dba `Teleplus Group') is a Los Angeles based company that gives international travelers 1Touch access to 24-hour operators who speak their language and are trained in emergency assistance, live interpretation services, and travel-enhancing concierge services. Those services include, but are not limited to helping customers:

                    o Find the closest hospital
                    o Get a doctor for an ailment
                    o Replace lost or stolen travel documents
                    o Replace lost or stolen tickets or luggage
                    o Book last-minute travel
                    o Contact customs/police/authorities

                  TelepPlus Group maintains its network operations and primary customer service center at its Los Angeles headquarters and operates several call centers throughout the United States, Europe, Asia.

          (ii) Research and Development

                  Texxon, Inc. has not current plans related to research and development outside of the relationship it will have with Teleplus upon consummation of the Share Exchange Agreement.

          (iii) Expected purchase or sale of plant and significant equipment

                  None

          (iv) Expected significant changes in the number of employees

                  Any significant changes in the number of employees for Texxon, Inc. will result as a direct result of the Share Exchange Agreement with Teleplus, Inc. upon it consummation.


     (c).Off-balance sheet arrangements

           None


                                  RISK FACTORS



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

We are not an operating company and we have no revenues or earnings. The prior platinum process operations have been abandoned; they operated at a loss. We were unable to secure sufficient working capital to continue those operations and for several years we have had no operations. Our attempt to diversify into the telephony industry in 2005 by the acquisition of V3 Global, Inc. was frustrated by the inability of that company to furnish us with audited financial statements and that proposed acquisition has been rescinded.

We are dependent on acquiring an operating company in order to have revenues. Since we have no operations of our own, we will only have revenues, and possibly earnings, by acquiring an operating company.

Our sucess will be dependent upon the business which we acquire and especially its Management. Our current Management elected to take the Company into the telephony industry. We currently have a pending Share Exchange Agreement for the acquisition of TelePlus, Inc. Upon the Closing of that acquisition, our current Management will resign and the Company will be under the control of the shareholders of TelePlus, Inc. and the management of the Company will be by the officers of TelePlus, Inc. The telephony industry is one in which there is substantial competition, rapid change in both products and services, and aggressive business strategies to maintain a customer base. Whether TelePlus will be able to compete effectively is uncertain.

Our proposed acquisition of TelePlus, Inc. does not permit diversification. We will issue a controlling block of shares of our Common Stock to the shareholders of TelePlus, Inc. in exchange for their shares of TelePlus. As a result, TelePlus will become a wholly-owned subsidiary of the Company, but the Company will be controlled by the TelePlus shareholders. Given the current situation of TelePlus, it should be assumed that all focus will be on developing the business of TelePlus, which will require all of the funding which the Company may obtain. Under such circumstances, it must be assumed that no further acquisitions will be made and there will be no diversification.

The issuance of shares to make an acquisition will result in reduction of ownership percentage in the Company for our current shareholders. Any acquisition which we might make would likely require the issuance of substantial shares of our Common Stock. The TelePlus Share Exchange Agreement requires us to issued 81,000,000 shares of our Common Stock, which will be equal to approximately 63% of the Company, fully diluted. The result will be that pre-transaction shareholders of the Company will experience a reduction in their percentage of ownership.

The Company has insufficient cash and financial resources to support any acquired business. The Company does not have the financial resources to support any acquired business, including that of TelePlus. The expectation is that the Company will provide TelePlus with publicly-trading status which, in turn, will permit the Company to raise capital to support TelePlus. There is uncertainty on whether this is a valid assumption, or whether sufficient capital can be raised to meet TelePlus' requirements.

The continued filing of reports with the Securities and Exchange Commission and the maintenance of trading on the OTC Bulletin Board is dependent upon the ability of any acquired business to meet the costs of that. Maintenance of public market status, where the filing of periodic reports with the SEC is required, is an expense, both financially and in terms of the time availability of Management. Whether an acquired business (e.g., TelePlus) will have those resources cannot be known at this time.

The reporting requirements under federal securities law may delay making certain acquisitions. As already noted, the effort to acquire V3 Global, Inc. was frustrated by V3's inability to provide audited financial statements. At present, TelePlus is in the process of securing the necessary audit of its financial statements, but the requirements for us to file certified financial statements for the business acquired will mean that we cannot close the TelePlus transaction until that company has those certified financial statements.

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

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

                2.1 Share Exchange Agreement between Texxon, Inc and Teleplus,
                    Inc. executed March 6, 2006

               31.1 Certification  of Chief  Executive  Officer  (and  Principal
                    Financial   Officer)   Pursuant   to  Section   302  of  the
                    Sarbanes-Oxley Act of 2002

               32.1 Certification   Pursuant  to  18  U.S.C.  1350,  as  adopted
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Form 8-K:

               Form 8-K filed on March 6, 2006

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                               Texxon, Inc.
                               (Registrant)


                               /s/ Benjamin Hansel
                               ------------------------------
                               Benjamin Hansel
                               CEO


Dated:  May 22, 2006