Form 10QSB
period 2006-06-30
TEXXON INC
filed 2006-08-21
CIK 1114208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2006

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


             11601 Wilshire Blvd., Suite 2030, Los Angeles, CA 90025
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: (310)-439-3119

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES __X__ NO _____


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 39,782,159 shares as of June 30, 2006.

                                  TEXXON, INC.
                 Form 10-QSB for the quarter ended June 30, 2006

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

      When used in this Quarterly Report on Form 10-QSB, "Texxon," "we," "our," and "us" refers to Texxon, Inc., an Oklahoma corporation.

                                      INDEX


Part I.  Financial Information

    Item 1.  Financial Information

           Balance Sheet at June 30, 2006 (Unaudited)....................    3

           Statements of Operations From Inception (October 6, 1998)
           Through March 31, 2006, and For The Three Months Ended
           June 30, 2006 and 2005 (Unaudited)............................    4

           Statements of Cash Flows From Inception (October 6, 1998)
           Through June 30, 2006 and For The Three Months Ended
           June 30, 2006 and 2005 (Unaudited)............................    5

           Notes to Financial Statements for the Three Months Ended
           June 30, 2006 and 2005........................................    6

    Item 2.  Management's Discussion and Analysis or Plan of Operation...   20

    Item 3.  Controls and Procedures.....................................   25

Part II. Other Information

    Item 1.  Legal Proceedings...........................................   26
    Item 2.  Changes in Securities and Use of Proceeds...................   26
    Item 3.  Defaults upon Senior Securities.............................   26
    Item 4.  Submission of Matters to a Vote of Security Holders.........   26
    Item 5.  Other Information...........................................   26
    Item 6.  Exhibits and Reports on Form 8-K............................   26

Signatures ..............................................................


                                        TEXXON, INC. AND SUBSIDIARY

                                        CONSOLIDATED BALANCE SHEETS
                                               JUNE 30, 2006
                                       (a development stage company)

                                                   ASSETS
                                                   ------
                                                                               June 30,      December 31,
                                                                                 2006            2005
                                                                                               Restated
                                                                            --------------  --------------
                                                                              Unaudited
                                                                            --------------  --------------
CURRENT ASSETS:
     Cash                                                                   $      14,095   $      25,539
     Accounts receivable                                                                -          38,152
     Prepaid expenses                                                             562,500               -
                                                                            --------------  --------------
         Total current assets                                                     576,595          63,691
                                                                            --------------  --------------

FURNITURE AND EQUIPMENT, net                                                       41,360          48,782
                                                                            --------------  --------------

OTHER ASSETS:
     Intangible assets, net                                                        73,198          70,935
     Developed software, net                                                      537,342         556,509
     Security deposit                                                              14,400          14,400
                                                                            --------------  --------------
         Total  other assets                                                      624,940         641,844
                                                                            --------------  --------------

             Total assets                                                   $   1,242,895   $     754,317
                                                                            ==============  ==============

                                   LIABILITIES AND SHAREHOLDERS' DEFICIT
                                   -------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                       $     317,881   $     120,573
     Accrued liabilities                                                           37,887          30,137
     Accrued interest on notes payable - related party                             44,608          36,772
     Accrued interest on notes payable                                             30,701          18,460
     Accrued management fees                                                      129,192          96,500
     Current portion of capital leases                                              9,847          10,183
     Notes payable - related parties                                              328,150         481,330
     Notes payable                                                                360,986         142,486
                                                                            --------------  --------------
         Total current liabilities                                              1,259,252         936,441
                                                                            --------------  --------------

LONG TERM LIABILITIES
     Capital leases, net of current portion                                         3,119           8,721
                                                                            --------------  --------------

SHAREHOLDERS' DEFICIT
     Preferred stock, par value of $.001; 5,000,000 shares authorized
         3,000,000 issued and outstanding                                           3,000           3,000
     Common stock; par value of $.001; 45,000,000 shares authorized
         39,782,159 issued and outstanding                                         39,782
     Additional paid in capital                                                 3,108,745       2,123,608
     Deficit accumulated during the development stage                          (3,171,003)     (2,317,453)
                                                                            --------------  --------------
         Total shareholders' deficit                                              (19,476)       (190,845)
                                                                            --------------  --------------

             Total liabilities and shareholders' deficit                    $   1,242,895   $     754,317
                                                                            ==============  ==============

The accompanying notes are an integral part of these financial statements.


                                                     TEXXON, INC. AND SUBSIDIARY

                                                      STATEMENTS OF OPERATIONS
                                                    (a development stage company)
                                                             (Unaudited)


                                                                                                                     September 16,
                                                                                                                   2002 (inception)
                                                      For the three months ended     For the six months ended         to June 30,
                                                                June 30                       June 30                    2006
                                                          2006          2005            2006          2005             Restated
                                                      ------------  ------------    ------------  ------------    -----------------
REVENUES                                              $     8,034   $     3,400     $    35,485   $     3,400     $        105,450
                                                      ------------  ------------    ------------  ------------    -----------------

EXPENSES:
    Direct costs                                           77,158        17,036         151,503        57,554              315,112
    Selling expenses                                       29,502        84,759          92,263       121,870              571,270
    Depreciation and amortization                          13,489        (5,785)         29,777        17,000              104,523
    General and administrative expenses                   360,900       273,196         579,152       444,776            2,028,572
                                                      ------------  ------------    ------------  ------------    -----------------
        Total expenses                                    481,049       369,206         852,695       641,200            3,019,477
                                                      ------------  ------------    ------------  ------------    -----------------

OTHER EXPENSES:
    Interest expense                                       27,404        69,749          34,997        80,921              173,294
    Other expense                                             543             -             543             -                  543
    Other income                                                -             -               -             -                  (62)
                                                      ------------  ------------    ------------  ------------    -----------------
        Total other expenses                               27,947        69,749          35,540        80,921              173,775
                                                      ------------  ------------    ------------  ------------    -----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                   (500,962)     (435,555)       (852,750)     (718,721)          (3,087,803)

PROVISION FOR INCOME TAXES                                      -             -             800             -                3,200
                                                      ------------  ------------    ------------  ------------    -----------------

NET LOSS                                              $  (500,962)  $  (435,555)    $  (853,550)  $  (718,721)    $     (3,091,003)
                                                      ============  ============    ============  ============    =================

Per share data:

Net loss per share - basic and diluted                      (0.02)            -           (0.08)            -                (2.11)
                                                      ============  ============    ============  ============    =================

Weighted average shares of common stock
  outstanding - basic                                  22,488,701             -      11,244,350             -            1,465,592
                                                      ============  ============    ============  ============    =================

The accompanying notes are an integral part of these financial statements.

                                                     TEXXON, INC. AND SUBSIDIARY

                                             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                    (a development stage company)
                                                             (Unaudited)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                         Additional   During the
                                      Preferred Stock              Common Stock            Paid in    Development       Total
                               --------------------------- ---------------------------     Capital       Stage       Shareholders
                                  Shares       Par Value      Shares       Par Value     Restated      Restated    Equity (Deficit)
                               ------------- ------------- ------------- ------------- ------------- ------------- ----------------
Balance at December 31, 2004      3,000,000   $     3,000             -   $         -   $  2,123,608  $  (958,325) $     1,168,283
   Net loss                                                                                              (718,721)        (718,721)
                               ------------- ------------- ------------- ------------- ------------- ------------- ----------------
Balance at June 30, 2005          3,000,000         3,000             -             -      2,123,608   (1,677,046)         449,562
   Net loss                                                                                              (640,407)        (640,407)
                               ------------- ------------- ------------- ------------- ------------- ------------- ----------------
Balance at December 31, 2005      3,000,000         3,000             -             -      2,123,608   (2,317,453)        (190,845)
   Reverse acquisition,
      May 2006                                               33,982,159        33,982        939,537                       973,519
   Stock options granted
      for consulting services                                                                 40,000                        40,000
   Stock options granted to
      employees                                                                                3,600                         3,600
   Stock options granted to
      management                                                                               7,800                         7,800
   Issue of common stock
      upon exercise of warrants                                             5,800,000          5,800       (5,800)               -
   Net loss                                                                                              (853,550)        (853,550)
                               ------------- ------------- ------------- ------------- ------------- ------------- ----------------
Balance at June 30, 2006          3,000,000   $     3,000    39,782,159   $    39,782   $  3,108,745  $(3,171,003) $       (19,476)
                               ============= ============= ============= ============= ============= ============= ================

The accompanying notes are an integral part of these financial statements.


                                                   TEXXON, INC. AND SUBSIDIARY

                                                    STATEMENTS OF CASH FLOWS
                                                  (a development stage company)
                                                          (Unaudited)

                                                                                                                Period from
                                                                         For the six        For the six      September 16, 2002
                                                                        months ended        months ended       (inception) to
                                                                       June 30, 2006       June 30, 2005       June 30, 2006
                                                                                                                  Restated
                                                                     ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $       (853,550)   $       (718,721)   $     (3,171,003)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
     Depreciation and amortization                                              29,777              17,000             104,523
     Stock compensation consulting services                                     40,000                                 120,000
     Stock options granted to management and employees                          11,400                                  11,400
     (Increase) decrease in assets:
         Accounts receivable                                                    38,152              (2,455)
         Security deposit                                                                                             (14,400)
         Loans receivable                                                                           (1,951)
     Increase (decrease) in liabilities:
         Accounts payable                                                      175,799              16,905             296,372
         Accrued liabilities                                                     6,510              32,556              37,096
         Accrued interest on notes payable - related party                       7,803              46,829              41,843
         Accrued interest on notes payable                                      12,241              (1,092)             33,643
         Management fees                                                        32,692              31,000             129,192
                                                                     ------------------  ------------------  ------------------
           Net cash used in operating activities                              (499,176)           (579,929)         (2,411,334)
                                                                     ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for intangible assets                                                (154)                (30)            (96,160)
     Payment for software development costs                                     (5,300)           (103,504)           (415,062)
     Purchase of equipment                                                           -              (6,506)            (20,111)
                                                                     ------------------  ------------------  ------------------
           Net cash used in investing activities                                (5,454)           (110,040)           (531,333)
                                                                     ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                      214,500                                 247,500
     Borrowings on notes payable - related party                                65,910             632,388           2,335,151
     Borrowings on notes payable                                               218,500              11,448             390,986
     Payments on capital lease obligations                                      (5,938)             (3,974)            (16,875)
                                                                     ------------------  ------------------  ------------------
           Net cash provided by financing activities                           492,972             639,862           2,956,762
                                                                     ------------------  ------------------  ------------------

(DECREASE) INCREASE IN CASH                                                    (11,658)            (50,107)             14,095

CASH, beginning of the period                                                   25,753              65,034                   -

CASH, end of the period                                               $         14,095    $         14,927    $         14,095
                                                                     ==================  ==================  ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid                                                    $              -    $              -    $              -
                                                                     ==================  ==================  ==================
     Income taxes paid                                                $            800    $            800    $          3,200
                                                                     ==================  ==================  ==================

SUPPLEMENTAL DISCLOSURES OF
     NON CASH INVESTING AND FINANCING ACTIVITIES
     Furniture and equipment acquired through exchange of stock                                               $         30,250
                                                                                                             ==================
     Developed software acquired through exchange of stock                                                    $        165,000
                                                                                                             ==================
     Conversion of notes payable and accrued interest into
        common stock                                                  $        339,357    $              -    $      2,157,715
                                                                     ==================  ==================  ==================
     Purchase of equipment through capital leases                                                             $         29,843
                                                                                                             ==================
     Issuance of stock options for consulting services                $         40,000    $              -    $        120,000
                                                                     ==================  ==================  ==================
     Stock options granted to management and employees                $         11,400                        $         11,400
                                                                     ==================                      ==================
     Issue of common stock upon exercise of warrants                  $          5,800                        $          5,800
                                                                     ==================                      ==================

The accompanying notes are an integral part of these financial statements.

                           Texxon, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                 For The Six Months Ended June 30, 2006 and 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company was incorporated on October 6, 1998, under the laws of the state of Oklahoma. Since inception, the Company's primary focus was raising capital and paying for the exclusive licenses. Pursuant to the Company's Share Agreement with Teleplus, Inc., the Company's focus is now centered on the development and marketing of wireless networks for international travelers. The initial focus of the Company will be to test market their product and work to obtain customers through trials in smaller test markets and to find partners to aid in the cross promotion of their products.

In May 2006 Texxon, Inc.,("Texxon") and the shareholders of Teleplus, Inc. ("Teleplus") completed a Share Exchange Agreement whereas Texxon acquired all of the outstanding capital stock of Teleplus from the Teleplus shareholders in exchange for 3,000,000 shares of voting convertible preferred stock convertible into 81,000,000 shares of Texxon's common stock. Texxon will re-domesticate into a Nevada corporation organized solely for purpose of such re-domestication and will amend the Nevada Articles of Incorporation so as to authorize the corporation to issue 160,000,000 shares of capital stock having a par value of $.001 per share. Texxon is in process of completing this re-domestication and 3,000,000 shares of preferred stock has not been converted to 81,000,000 shares of common stock. This transaction constituted a change of control of Texxon whereby the majority of the shares of Texxon are now owed by the shareholders of Teleplus. The accounting for this transaction is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. As a result, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer Teleplus, Inc. The historical financial statements will be those of Teleplus, Inc.

BASIS OF PRESENTATION

As a result of the Share Exchange Agreement, Texxon acquired 100% of the stock of Teleplus, Inc. and Teleplus has become a wholly owned subsidiary of Texxon. The consolidated financial statements include the accounts of the parent and its subsidiary. All significant inter-company transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS

The Company defines cash and cash equivalents as short-term investments in highly liquid debt instruments with original maturities of three months or less, which are readily convertible to known amounts of cash.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

Financial accounting standards require disclosure of the fair value of financial instruments held by the Company. Fair value of financial instruments is considered the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of receivables, accounts payable, and other liabilities included on the accompanying balance sheet approximate their fair value due to their short-term nature.

INVENTORY

Inventory consists of cellular phones and is recorded at the lower of cost or market.

FURNITURE AND EQUIPMENT

Furniture and equipment are carried at cost and depreciation is computed over the estimated useful lives of the individual assets ranging from 3 to 15 years. The Company uses the straight-line method of depreciation.

The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently while major renewals and betterments are capitalized.

INTANGIBLE ASSETS

Intangible assets consist of patent application costs that relate to the Company's U.S. patent applications and consist primarily of legal fees, the underlying test market studies and other direct fees. The recoverability of the patent application costs is dependent upon, among other factors, the success of the underlying technology.

DEVELOPED SOFTWARE

Developed software is carried at the cost of development and amortization is computed over the estimated useful life of the software which is currently 15 years. The Company uses the straight-line method of amortization.

IMPAIRMENT OF LONG-TERM ASSETS

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2006 management expects these assets to be fully recoverable.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

REVENUE RECOGNITION

The Company recognizes revenues when it receives confirmation that customers have used cellular phone minutes.

CAPITAL LEASES

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

STOCK BASED COMPENSATION

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.

EARNINGS PER SHARE

SFAS No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The adoption of this Interpretation did not have a material impact on its financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its financial position, results of operations or cash flows.

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for fiscal year beginning January 1, 2007, the Company does not expect adoption of this new interpretation to have a material impact on its financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net income as previously reported.

NOTE 2 - GOING CONCERN

For the six months ended June 30, 2006 revenues of $8,034 were from a test marketing study. The Company has no significant operating history and, from (inception) to June 30, 2006, has generated a net loss of $3,251,838. The accompanying financial statements for the six months ended June 30, 2006 have been prepared assuming the Company will continue as a going concern. During the year 2006, management intends to raise equity financing through completion of a reverse merger with Texxon Inc. and private placement to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of June 30, 2006 and December 31, 2005:

                                                2006              2005
                                          ----------------  ----------------
Furniture and fixtures                    $        12,272   $        12,272
Computers and equipment                            62,200            62,200
                                          ----------------  ----------------
      Total                                        74,472            74,472
Less: accumulated depreciation                    (33,112)          (25,690)
                                          ----------------  ----------------
      Machinery and equipment, net        $        41,360   $        48,782
                                          ================  ================

Depreciation expense amounted to $7,423 for the six months ended June 30, 2006 and $12,752 for the year ended December 31, 2005.

NOTE 4 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts and the balances may exceed federally insured limits from time to time. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank deposit accounts. As of June 30, 2006, the Company did not have deposits in excess of federally insured limits.

NOTE 5 - DEVELOPED SOFTWARE

The Company has developed internal use software for the purpose of managing its wireless network. The total capitalized cost of this software at June 30, 2006 and December 31, 2005 was $574,763. Accumulated amortization amounted to $37,420 and $18,254 as of June 30, 2006 and December 31, 2005, respectively. Amortization expense amounted to $22,354 for the six months ended June 30, 2006 and $18,254 for the year ended December 31, 2005.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2006 and December 31, 2005:

                                                2006              2005
                                          ----------------  ----------------
Patent application costs                  $        60,981   $        60,830
Website development costs                          40,908            40,908
Network interconnection                             5,300
                                          ----------------  ----------------
       Total                                      107,189           101,738
Less: accumulated amortization                    (33,991)          (30,803)
                                          ----------------  ----------------
       Intangible assets, net             $        73,198   $        70,935
                                          ================  ================

Amortization expense amounted to $7,477 for the six months ended June 30, 2006 and $15,892 for the year ended December 31, 2005.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2006 are as follows:

Deferred tax asset
      Federal net operating loss          $       703,357
      State net operating loss                    172,572
                                          ----------------
Total deferred tax asset                          875,929
      Less valuation allowance                   (875,929)
                                          ----------------
Deferred tax asset, net                   $             -
                                          ================

The valuation allowance increased by $20,909 for the period ended June 30, 2006. At June 30, 2006 and 2005, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $4,944,905 and $2,329,026, respectively. Federal NOLs could, if unused, expire in 2023. State NOLs, if unused, could expire in 2013.

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2006 and 2005 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, are as follows:

                                                2006              2005
                                          ----------------  ----------------
U.S. Federal Statutory rate                          34.0 %            34.0 %
State tax rate, net of federal benefit                6.0               6.0
Less valuation allowance                            (40.0)            (40.0)
                                          ----------------  ----------------
Effective income tax rate                               - %               - %
                                          ================  ================

NOTE 8 - RELATED PARTY TRANSACTIONS

NOTES PAYABLE

The Company has received loans from related parties as further discussed in note
9. These related parties consist of various members of management who are also shareholders. The related parties also consist of an employee, a relative of the CEO, and a shareholder of the Company. As of June 30, 2006 and December 31, 2005, the Company had loans due to related parties of $328,150 and $481,330, respectively. Loans due to related parties consisted of the following:

                                                                                   2006               2005
                                                                             ----------------   ----------------
Promissory note issued to Claude Buchert, CEO and major shareholder, on December 30, 2004 with interest of 10%.  Principal along
      with accrued interest are due on or before June 30, 2005.              $         5,209    $         5,209

Promissory note issued to Edward Shirley, relative of Vice President, on February 23, 2004 with Interest of 10% and principal
      installments of $340 to be made monthly, beginning
      July 1, 2004 with the remaining principal balance and
      accrued interest due on December 31, 2004.                                      30,000             30,000

Promissory notes issued to Humax West, Inc., shareholder, on various dates between January 26, 2006 and February 16, 2006
      with interest of 10%.  Principal along with accrued interest are payable on the maturity date March 30, 2006
      The promissory notes contain options
      for the Holder to receive shares of the Company stock in lieu
      of repayment of principal.                                                      30,000            326,000

Promissory note issued to Sephanie Buchert, relative of CEO, on
      May 1, 2004.  Interest of 10% and principal installments of
      $200 to be made monthly, beginning July 1, 2004 with the
      outstanding principal balance and accrued interest due on
      December 31, 2004.                                                               9,093              9,093

Promissory note issued to Celine Coicaud, employee, on
      December 31, 2003.  Interest of 10% and principal
      installments $50 to be made monthly, beginning
      July 1, 2004 with an additional payment of $9,900
      due August 10, 2004 and the remaining principal
      balance and accrued interest due on December 31, 2004.                           3,581             15,027

Promissory note issued to Helene Legendre, Vice President
      and shareholder, on June 30, 2004 with Interest of 10%
      and payments of $877 to be made monthly, beginning
      July 1, 2004 with the remaining principal balance and
      accrued interest due on December 31, 2004.                                     110,001             96,001


Promissory note issued to Charles Bingham, stockholder,                              114,000

Promissory note issued to Ben Hansel, shareholder, on
      June 30, 2006 with interest of 10%.  Principal along with
      accrued interest are  payable on the maturity date of
      September 30, 2006.                                                             26,266
                                                                             ----------------   ----------------

          Totals notes payable - related parties                                     328,150            481,330
                                                                             ================   ================

Total interest expense for the six months ended June 30, 2006 and year ended December 31, 2005 for related parties amounted to $8,624 and $93,869, respectively.

MANAGEMENT FEES

The Company has employment agreements with two members of management through March, 2008. These agreements are cancelable at any time by the Company or member of management. As of June 30, 2006 and December 31, 2005, the Company had $129,192 and $96,500, respectively, payable to management in arrears under these agreements. Expenses related to these agreements are recorded in general and administrative expense and amounted to $70,000 and $215,981 for the six months ended June 30, 2006 and December 31, 2005, respectively.

NOTE 9 - LEASES

OPERATING LEASES

The Company leases its office facility under a non-cancelable operating lease agreement. The lease expires in 2006. Lease expense totaled $21,500 for the six months ended June 30, 2006.

The following future minimum rental payments required under the operating lease agreement are:

                  Year Ending
                    June 30,           Amount
                 --------------    --------------

                      2007         $      25,800
                   Thereafter                  -

CAPITAL LEASES

The Company leases certain computers under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as furniture and equipment and amounted to $29,843 at June 30, 2006. Accumulated amortization of the leased equipment at June 30, 2006 was $7,715. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2006, are as follows:

                                               Year Ending
                                                 June 30,           Amount
                                              --------------    --------------
                                                   2007         $       9,847
                                                   2008                 3,600
                                                   2009                   647
                                                Thereafter                  -
                                                                --------------
Total minimum lease payments                                           14,094
Less: Amount representing interest                                     (1,128)
                                                                --------------
Present value of net minimum lease payments                            12,966
Less: Current maturities of capital lease
  obligations                                                          (9,847)
                                                                --------------
Long-term capital lease obligations                             $       3,119
                                                                ==============

NOTE 10 - NOTES PAYABLE

Notes payable at June 30 consisted of the following:

                                                                                   2006               2005
                                                                             ----------------   ----------------
Promissory note issued to James Bell on May 26, 2004
     in the amount of $25,000 with interest of 10%.  There are no monthly payments and the principal along with accrued interest are due on or before December 31, 2005 or the date that the
     Company received proceeds from the public offering of its shares, whichever is earlier.  The promissory note contains an option for the holder to receive 1% of the outstanding shares in lieu of
     repayment of principal.                                                 $        25,000    $        25,000

Promissory notes issued to Kurt Hiete on various dates
     between September 18, 2003 and June 14, 2005
     with interest of 10%.  Principal along with accrued interest are payable on the maturity dates between September 18, 2004 through May 26, 2005.  The promissory notes contains options for the holder to receive shares totaling 2% of the Company
     stock in lieu of repayment of principal.                                         48,500             47,500

Promissory notes issued to ARABIA Corporation on various dates between September 18, 2003 and May 18, 2004 with
     interest of 10%.  Principal along with accrued interest
     are payable on the maturity dates between September 18, 2004
     through December 31, 2004.                                                       55,000             55,000

Promissory note issued to Sax Public Relations, Inc.
     December 1, 2005 with Interest accruing from
     September 1, 2005 at 10%.  Payments of $1,000 to
     be made monthly, beginning February 1, 2006
     through March 2007.                                                              14,986             14,986

Promissory note issued to Capital Management Inc. in
     May 2006 with Interest accruing from May 2006
     at 10%.  Payments to be made monthly, beginning
     May 2006 with the remaining principal balance and
     accrued interest due in September 2006.                                         130,000

Promissory note issued to RakGear Inc. on June 21, 2006
     with Interest accruing from June 21, 2006
     at 10%.  Principal and interest will be due and payable
     on or before Septemeber 31, 2006.                                                87,500
                                                                             ----------------   ----------------

                 Total notes payable                                                 360,986            142,486
                                                                             ================   ================

The Company is currently in default on various notes payable and is in the process of negotiating settlements or payments. All notes payable are included in current liabilities.

NOTE 11 - STOCKHOLDERS' EQUITY

Teleplus currently has one class of common stock with a par value of $.001 per share. At the time of formation, the Company had 100,000 shares authorized. In July 2004, the Company amended its articles of incorporation to authorize the issuance of 10,000,000 shares. Subsequent to December 31, 2005, the Company again amended its articles of incorporation to authorize the issuance of 15,000,000 shares. The following details the issuance of company stock since its inception:

In July 2005, the Company issued 3,659,000 shares of common stock in exchange for cancellation of notes payable and accrued interest in the amount of $1,392,850.

In September 2005, the Company issued 8,000 shares of common stock in exchange for cash of $16,000.

In December 2005, the Company issued 141,483 shares of common stock in exchange for cash of $25,000.

In January 2006, the Company issued 591,000 shares of common stock in exchange for cancellation of notes payable and accrued interest of $339,357.

In 2006, the Company issued 527,101 shares of common stock in exchange for cash of $214,500.

The shares above have been restated on the consolidated financial statements as shares of voting convertible preferred shares to reflect the reverse merger acquisition transaction between Texxon and Teleplus; as mentioned in note 1.

NOTE 12 - STOCK OPTIONS

In September 2005, the Company granted 100,000 common stock options (Teleplus stock options) exercisable at $.05 per share to an employee which vest and expire on January 15, 2010. These options were exchanged for 45,000 options (the equivalent of 366,750 Texxon stock options) issued in May 2006 and 95,000 (the equivalent of 244,500 Texxon stock options) performance based options. Due to the fact that the company has been generating recurring losses and also not having an active market to trade its shares, the value of these options was determined to be zero and accordingly, no expense or paid in capital has been recorded. The performance based options issued to this employee was a part of a performance based stock options issuance transaction that involved other employees. See subsequent paragraph on performance based stock options issued in May for more details of this transaction.

In September 2005, the Company granted 815,000 common stock options exercisable at $.01 per share to a non-employee which vest and expire on January 15, 2010. The options were issued in exchange for consulting services valued at $40,000. The Company has recorded consulting expense in this amount to reflect the value of these options for the year ended December 31, 2005.

In April 2006, the Company issued 733,500 stock options to a consultant in exchange for consulting services valued at its fair market value for the services performed at $40,343.

In May 2006, as mentioned above, the Company issued 366,750 stock options to one employee. The options were issued and valued at $.12 per option. The value of the options was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001; share price of $0.12; risk free interest rate of $6.0%; expected life of 4 years; and estimated volatility of 150%. The Company has recorded payroll expense and additional paid in capital in the amount of $20,171 to reflect the value of these options for the period ended June 30, 2006.

In April 2006, the Company issued 122,250 stock options each to two employees, for a total of 244,500 stock options. The options were issued and valued at $.12 per option. The value of the options was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001; share price of $0.12; risk free interest rate of $6.0%; expected life of 4 years; and estimated volatility of 150%. The Company has recorded payroll expense and additional paid in capital in the amount of $13,448 to reflect the value of these options for the period ended June 30, 2006.

In April 2006, the Company issued 529,750 stock options to two members of management for a total of 1,059,500 stock options. The options were issued and valued at $.12 per option. The value of the options was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001; share price of $0.12; risk free interest rate of $6.0%; expected life of 4 years; and estimated volatility of 150%. The Company has recorded payroll expense and additional paid in capital in the amount of $58,273 to reflect the value of these options for the period ended June 30, 2006.

In April 2006, the Company issued 1,500,000 stock options to an investment banking and financial advisory organization as partial compensation for assistance in identifying suitable acquisition targets and long term funding. The options were issued and valued at $.156 per option. The value of the options was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.17; share price of $0.17; risk free interest rate of 6.0%; expected life of 5 years; and estimated volatility of 150%. The Company has recorded an increase and decrease to additional paid in capital in the amount of $234,000 to reflect the finders fees expense involved in the reverse merger acquisition process.

In February 2006, the Company issued 1,300,000 stock options to consultant for assistance in the share exchange between Texxon and Teleplus. The options were issued and valued at $.10 per option. The value of the options was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001; share price of $0.10; risk free interest rate of 6.0%; expected life of 5 years; and estimated volatility of 150%. The Company has recorded an increase and decrease to additional paid in capital in the amount of $130,000 to reflect the finders fees expense involved in the reverse merger acquisition process.

The Company granted 3,537,500 performance based options to employees on May 25, 2006 with a price of $0.001 that vest immediately. At the time of issuance, the Company was unable to determine whether the Company would meet the requirement needed in order to issue the options. Due to these facts, no expense or paid in capital has been recorded.

In June 2006, a third party exercised 5,800,000 warrants pursuant to a settlement agreement executed on December 31, 2005. Based on the provisions of the cashless exercise provision, the Company issued 5,800,000 shares of its common stock related to the transaction and the value was recorded to paid in capital.

A summary of the status of, and changes in, the Company's stock option plan as of and for the three months ended June 30, 2006 is presented below for all stock options issued to employees and non-employees.

                                                                   2006
                                            ----------------------------------------------------

                                                                                   Weighted-
                                                                                    Average
                                                Warrants          Options        Exercise Price
                                            ----------------  ----------------  ----------------
Outstanding at beginning of year                    250,000         5,700,000    $         0.04

Granted                                                             9,556,750

Exercised

Forfeited                                                            (100,000)
                                            ----------------  ----------------  ----------------

Outstanding at end of period                        250,000        15,156,750    $         0.04
                                            ================  ================  ================

Options exercisable at end of period                      -           375,000
                                            ================  ================

NOTE 13 - SUBSEQUENT EVENTS

In August 2006, the Company issued 5,159,000 shares of common stock to a consulting group pursuant to a consulting agreement between the two parties dated December 2003. The settlement calls for the issuance of 7,700,000 shares.

In August 2006, the Company secured a line of credit with First Bridge Capital Incorporated for working capital purposes. The maximum borrowing on this line of credit is $1,000,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: a)our ability to obtain additional financing in a timely manner and on terms favorable to us, b)our ability to completely develop our business model, c)the amount and timing of operating costs and capital expenditures relating to the expansion of our business, d)the implementation of marketing programs and e)general economic conditions specific to our industry.

Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OVERVIEW

Texxon, Inc., after completion of its share exchange agreement with Teleplus, Inc. is primarily a telephony services company located in Los Angeles, CA.

TelePlus is a service provider that delivers in-language contents and services to consumers through a variety of telecom based end-point devices. From Teleplus' flagship cellular travel phone product to VoIP soft phones, Teleplus leverages its proprietary content management software to deliver an unlimited resource of life enhancing, language specific, contents and services to and ever increasing global customer base.

In its leading product for the wireless service Vocalyz(TM), TelePlus is the first company to design and implement an affordable travel cell phone service allowing travelers to feel like they have never left home.

The service allows customers to access, via a Teleplus supplied leased mobile phone, "live" Personal Assistants functioning as interpreters, concierge, or emergency helpers at reasonable calling rates. The live services are accessed with one simple touch to the phone keypad.

To support this service the Company has designed and implemented a proprietary layered network architecture on top of conventional mobile operator networks with central switching hubs located in both downtown Los Angeles, London and in Paris, France. The Company owns the technology platform powering these services.

The Company plans to expand its wireless content and life management services throughout the world by adding new related services and content. Additionally the Company provides its business partners exciting new revenue opportunities allowing them to earn revenue by offering their existing customers TelePlus valuable services.

RESULTS OF OPERATIONS

REVENUES

We have generated revenues of $35,485 and $3,400 and for the six months ended June 30, 2006 and 2005, respectively and $105,450 since our inception, almost entirely from test marketing studies. Most of our revenues in 2006 came during the first quarter. Our revenues for the three months ended June 30, 2006 and 2005 were $8,034 and $3,400 respectively. Our focus in the second quarter was primarily the completion of our reverse merger while our first quarter was primarily focused on test marketing studies. Our ability to generate revenues from regular operations will depend on our ability to access additional capital through obtaining loans and the issuance of equity securities.

COSTS AND EXPENSES

From our inception through June 30, 2006, we have incurred losses of $3,251,838. For the six months ended June 30, 2006, our loss amounted to $934,385. These losses stem from expenses associated principally from marketing studies (including the purchase of cellular phones and airtime minutes), rent, interest on promissory notes, management fees, employee salaries, and professional service fees. Total operating expenses for the six and three months ended June 30, 2006 were $933,530 and $561,884 compared with $641,200 and $369,206 in the prior year, respectively. Until we begin substantial operations under our business model, it is difficult for us to predict the nature and amount of our expenses going forward. The amount of the expenses we incur could change substantially as we begin operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had a working capital deficit of $682,657 compared with $318,892 at June 30, 2005. As a result of our operating losses from our inception through June 30, 2006, we generated a cash flow deficit of $2,411,334 from operating activities from our inception on September 16, 2002 through June 30, 2006. Cash flows used in investing activities were $531,333 from our inception on September 16, 2002 through June 30, 2006. We met our cash requirements during this period through the sale of $214,500 of common stock and through borrowings on convertible promissory notes of $284,411.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are currently seeking financing through a few different channels. We have substantially completed our the reverse merger between Texxon, Inc. and Teleplus Inc. We are currently in the final stage of this process and we will complete the process once Texxon, Inc. is merged with a Nevada corporation. The primary purpose of the merger with a Nevada corporation will be to increase the number of authorized shares of Texxon, Inc. Until this is completed, our ability to raise additional capital will be difficult.

Originally under the share exchange agreement between Texxon, Inc. and Teleplus, Inc., we were exchanging 9,934,101 common shares of Teleplus, Inc. for 81,000,000 common shares of Texxon, Inc. However, Texxon, did not have enough shares authorized to complete this transaction. Therefore, Texxon is in the process of re-domesticating to Nevada and will merge with a Nevada Corporation for the purposes of being able to increase the amount of shares authorized. Until this occurs, Texxon has issued 3,000,000 shares of preferred stock in exchange for the 9,934,101 common shares of Teleplus, Inc. These preferred shares will automatically convert into 81,000,000 shares of common stock once Texxon completes its merger with a Nevada corporation. Each of the preferred shares has voting rights in the equivalent of 27 common stock shares.

Once our merger is complete, it will allow us greater access to capital markets which will allow us to potentially raise cash through a private placement offering of convertible preferred stock.

Additionally, we are working with private investors to raise funding through issuance of promissory notes and convertible preferred stock.

We our currently in default on most of our notes payable obligations as the maturity dates have passed and we have yet to make payment. We are currently still accruing interest on these obligations at the interest rate stated in the individual notes. We are negotiating with the various parties that hold these promissory notes to either extend the maturity dates or convert their note to common stock. There can be no assurance that we will be able to renegotiate these loans.

Based on our internal forecasts and assumptions, our ability to continue as a going concern will be dependent on our ability to obtain additional financing. Without additional financing, we will not be able to continue our operations and development. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all.

Because we have not started substantial operations, we do not anticipate having sufficient revenues to support our ongoing operations. We will rely almost entirely on our ability to secure additional financing.

COMMITMENTS AND CONTINGENCIES

We currently lease our office space under a non-cancelable operating lease through December 2006. Our monthly lease payment under this agreement amounts to $4,300.

We also lease certain computer equipment under capital leases. Our obligation under these leases continues until 2009. Our total obligation under these leases is $12,966.

These obligations are summarized in the table below:

                                         Payments due by period
                                         Less than                                     Greater than
Obligation                                 1 yr           1-3 yrs         3-5 yrs          5 yrs
---------------------                 --------------  --------------  --------------  --------------
Operating leases                       $     25,800    $               $               $
Capital leases                                9,847           4,247
Notes payable - related party               202,870
Notes payable                               366,000
                                      --------------  --------------  --------------  --------------

Total                                  $    604,517    $      4,247    $          -    $          -
                                      ==============  ==============  ==============  ==============

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

REVENUE RECOGNITION

The Company recognizes revenues when it receives confirmation that customers have used cellular phone minutes.

PATENT APPLICATION COSTS

Patent application costs relate to the Company's U.S. patent applications and consist primarily of legal fees, the underlying test market studies and other direct fees. The recoverability of the patent application costs is dependent upon, among other factors, the success of the underlying technology.

DEVELOPED SOFTWARE

Developed software is carried at the cost of development and depreciation is computed over the estimated useful life of the software which is currently 15 years. The Company uses the straight-line method of depreciation.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The adoption of this Interpretation did not have a material impact on its financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its financial position, results of operations or cash flows.

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for fiscal year beginning January 1, 2007, the Company does not expect adoption of this new interpretation to have a material impact on its financial position, results of operations or cash flows.

PRODUCT RESEARCH AND DEVELOPMENT

We anticipate performing research and development for our software platforms during the next twelve months. This will be related to the development of our SIP and SIM products.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day to day operations. We believe we have sufficient resources available to meet these acquisition needs.

ITEM 3.  CONTROLS AND PROCEDURES

ITEM 3.  CONTROLS AND PROCEDURES

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

The Company has evaluated, with the participation of our CEO and CFO, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rule 15d-15.
Based upon that evaluation, the CEO and CFO identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses". The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The material weaknesses identified relate to:

    As of June 30, 2005 there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

    Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes, including our Chief Executive Officer and Chief Financial Officer that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. We are in the process of working to coordinate the design and implementation of improvements in our internal control over financial reporting to address the material weaknesses described above as well as to acquire additional accounting resources with the expertise need to assist us in the preparation of our financial statements.

PART II -- OTHER INFORMATION


ITEM 2. Changes in Securities and Use of Proceeds

        In June 2006, a third party exercised 5,800,000 warrants pursuant to a settlement agreement executed on December 31, 2005. Based on the provisions of the cashless exercise provision, the Company issued 5,800,000 shares of its common stock related to the transaction and the value was recorded to paid in capital.

ITEM 6. Exhibits

  (a)   Exhibits:

        EXHIBIT
        NUMBER
       ---------

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                                Texxon, Inc.
                                                (Registrant)


                                                /s/ Claude Buchert
                                                ------------------------------
                                                Claude Buchert CEO
Dated: August 21, 2006