Form 10QSB/A
period 2006-06-30
TEXXON INC
filed 2006-08-22
CIK 1114208

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

Signatures ..............................................................


                                     TEXXON, INC. AND SUBSIDIARY

                                     CONSOLIDATED BALANCE SHEETS
                                            JUNE 30, 2006
                                    (a development stage company)

                                                ASSETS
                                                                            June 30,     December 31,
                                                                              2006          2005
                                                                                          Restated
                                                                          -----------    -----------
                                                                           Unaudited
                                                                          -----------    -----------
CURRENT ASSETS:
       Cash                                                               $    14,095    $    25,539
       Accounts receivable                                                         --         38,152
       Prepaid expenses                                                       562,500             --
                                                                          -----------    -----------
            Total current assets                                              576,595         63,691
                                                                          -----------    -----------

FURNITURE AND EQUIPMENT, net                                                   41,360         48,782
                                                                          -----------    -----------

OTHER ASSETS:
       Intangible assets, net                                                  73,198         70,935
       Developed software, net                                                537,342        556,509
       Security deposit                                                        14,400         14,400
                                                                          -----------    -----------
            Total  other assets                                               624,940        641,844
                                                                          -----------    -----------

                 Total assets                                             $ 1,242,895    $   754,317
                                                                          ===========    ===========

                                LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Accounts payable                                                   $   317,881    $   120,573
       Accrued liabilities                                                     37,887         30,137
       Accrued interest on notes payable - related party                       44,608         36,772
       Accrued interest on notes payable                                       30,701         18,460
       Accrued management fees                                                129,192         96,500
       Current portion of capital leases                                        9,847         10,183
       Notes payable - related parties                                        328,150        481,330
       Notes payable                                                          360,986        142,486
                                                                          -----------    -----------
            Total current liabilities                                       1,259,252        936,441
                                                                          -----------    -----------

LONG TERM LIABILITIES
       Capital leases, net of current portion                                   3,119          8,721
                                                                          -----------    -----------

SHAREHOLDERS' DEFICIT
       Preferred stock, par value of $.001; 5,000,000 shares authorized
            3,000,000 issued and outstanding                                    3,000          3,000
       Common stock; par value of $.001; 45,000,000 shares authorized
            39,782,159 issued and outstanding                                  39,782
       Additional paid in capital                                           3,189,580      2,123,608
       Deficit accumulated during the development stage                    (3,251,838)    (2,317,453)
                                                                          -----------    -----------
            Total shareholders' deficit                                       (19,476)      (190,845)
                                                                          -----------    -----------

                 Total liabilities and shareholders' deficit              $ 1,242,895    $   754,317
                                                                          ===========    ===========


The accompanying notes are an integral part of these financial statements.



                                                   TEXXON, INC. AND SUBSIDIARY

                                                    STATEMENTS OF OPERATIONS
                                                  (a development stage company)
                                                           (Unaudited)

                                                                                                                September 16, 2002
                                                     For the three months ended      For the six months ended     (inception) to
                                                             June 30                         June 30              June 30, 2006
                                                      2006             2005            2006            2005          Restated
                                                   ------------    ------------    ------------    ------------    ------------


REVENUES                                           $      8,034    $      3,400    $     35,485    $      3,400    $    105,450
                                                   ------------    ------------    ------------    ------------    ------------

EXPENSES:
      Direct costs                                       77,158          17,036         151,503          57,554         315,112
      Selling expenses                                   29,502          84,759          92,263         121,870         571,270
      Depreciation and amortization                      13,489          (5,785)         29,777          17,000         104,523
      General and administrative expenses               441,735         273,196         659,987         444,776       2,189,407
                                                   ------------    ------------    ------------    ------------    ------------
          Total expenses                                561,884         369,206         933,530         641,200       3,180,312
                                                   ------------    ------------    ------------    ------------    ------------

OTHER EXPENSES:
      Interest expense                                   27,404          69,749          34,997          80,921         173,294
      Other expense                                         543              --             543              --             543
      Other income                                           --              --              --              --             (62)
                                                   ------------    ------------    ------------    ------------    ------------
          Total other expenses                           27,947          69,749          35,540          80,921         173,775
                                                   ------------    ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR
INCOME TAXES                                           (581,797)       (435,555)       (933,585)       (718,721)     (3,248,638)

PROVISION FOR INCOME TAXES                                   --              --             800              --           3,200
                                                   ------------    ------------    ------------    ------------    ------------

NET LOSS                                           $   (581,797)   $   (435,555)   $   (934,385)   $   (718,721)   $ (3,251,838)
                                                   ============    ============    ============    ============    ============

Per share data:

Net loss per share - basic and diluted                    (0.03)             --           (0.08)             --           (2.22)
                                                   ============    ============    ============    ============    ============

Weighted average shares of common stock
   outstanding - basic                               22,488,701              --      11,244,350              --       1,465,592
                                                   ============    ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.


                                                     TEXXON, INC. AND SUBSIDIARY

                                             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                    (a development stage company)
                                                             (Unaudited)

                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                              Additional   During the      Total
                                               Preferred Stock           Common Stock           Paid in    Development  Shareholders
                                          ------------------------  ------------------------    Capital       Stage        Equity
                                             Shares     Par Value     Shares      Par Value    Restated     Restated     (Deficit)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 2004                3,000,000  $     3,000           --  $        --  $ 2,123,608  $  (958,325) $ 1,168,283
  Net loss                                                                                                    (718,721)    (718,721)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance at June 30, 2005                    3,000,000        3,000           --           --    2,123,608   (1,677,046)     449,562
  Net loss                                                                                                    (640,407)    (640,407)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 2005                3,000,000        3,000           --           --    2,123,608   (2,317,453)    (190,845)
  Reverse acquisition, May 2006                                      33,982,159       33,982      939,537                   973,519
  Stock options granted for
     consulting services                                                                           40,343                    40,343
  Stock options granted to employees                                                               33,619                    33,619
  Stock options granted to management                                                              58,273                    58,273
  Stock options granted for finders fees                                                          364,000                   364,000
  Fees on reverse acquisition                                                                    (364,000)                 (364,000)
  Issue of common stock
     upon exercise of warrants                                        5,800,000        5,800       (5,800)                       --
  Net loss                                                                                                    (934,385)    (934,385)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance at June 30, 2006                    3,000,000  $     3,000   39,782,159  $    39,782  $ 3,189,580  $(3,251,838) $   (19,476)
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                                                TEXXON, INC. AND SUBSIDIARY

                                                 STATEMENTS OF CASH FLOWS
                                               (a development stage company)
                                                        (Unaudited)
                                                                                                             Period from
                                                                           For the six     For the six     September 16, 2002
                                                                          months ended     months ended     (inception) to
                                                                          June 30, 2006    June 30, 2005     June 30, 2006
                                                                                                               Restated
                                                                          -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $    (934,385)   $    (718,721)   $  (3,251,838)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
     Depreciation and amortization                                               29,777           17,000          104,523
     Stock compensation consulting services                                      40,343          120,343
     Stock options granted to management and employees                           91,892           91,892
     (Increase) decrease in assets:
          Accounts receivable                                                    38,152           (2,455)
          Security deposit                                                      (14,400)
          Loans receivable                                                       (1,951)
     Increase (decrease) in liabilities:
          Accounts payable                                                      175,799           16,905          296,372
          Accrued liabilities                                                     6,510           32,556           37,096
          Accrued interest on notes payable - related party                       7,803           46,829           41,843
          Accrued interest on notes payable                                      12,241           (1,092)          33,643
          Management fees                                                        32,692           31,000          129,192
                                                                          -------------    -------------    -------------
                Net cash used in operating activities                          (499,176)        (579,929)      (2,411,334)
                                                                          -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for intangible assets                                                 (154)             (30)         (96,160)
     Payment for software development costs                                      (5,300)        (103,504)        (415,062)
     Purchase of equipment                                                           --           (6,506)         (20,111)
                                                                          -------------    -------------    -------------
                Net cash used in investing activities                            (5,454)        (110,040)        (531,333)
                                                                          -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                       214,500          247,500
     Borrowings on notes payable - related party                                 65,910          632,388        2,335,151
     Borrowings on notes payable                                                218,500           11,448          390,986
     Payments on capital lease obligations                                       (5,938)          (3,974)         (16,875)
                                                                          -------------    -------------    -------------
                Net cash provided by financing activities                       492,972          639,862        2,956,762
                                                                          -------------    -------------    -------------

(DECREASE) INCREASE IN CASH                                                     (11,658)         (50,107)          14,095

CASH, beginning of the period                                                    25,753           65,034               --
                                                                          -------------    -------------    -------------

CASH, end of the period                                                   $      14,095    $      14,927    $      14,095
                                                                          =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid                                                        $          --    $          --    $          --
                                                                          =============    =============    =============

     Income taxes paid                                                    $         800    $         800    $       3,200
                                                                          =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF
     NON CASH INVESTING AND FINANCING ACTIVITIES
     Furniture and equipment acquired through exchange of stock                                             $      30,250
                                                                                                            =============
     Developed software acquired through exchange of stock                                                  $     165,000
                                                                                                            =============
     Conversion of notes payable and accrued interest into common stock   $     339,357    $          --    $   2,157,715
                                                                          =============    =============    =============
     Purchase of equipment through capital leases                                                           $      29,843
                                                                                                            =============
     Issuance of stock options for consulting services                    $      40,343    $          --    $     120,343
                                                                          =============    =============    =============
     Stock options granted to management and employees                    $      91,892                     $      91,892
                                                                          =============                     =============
     Issue of common stock upon exercise of warrants                      $       5,800                     $       5,800
                                                                          =============                     =============



The accompanying notes are an integral part of these financial statements.

                                                            6

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

                                                Texxon, Inc.
                                                (Registrant)



                                                /s/ Claude Buchert
                                                ------------------------------
                                                Claude Buchert CEO
Dated: August 22, 2006