Form 10QSB
period 2006-09-30
TEXXON INC
filed 2006-11-20
CIK 1114208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 44,772,159 shares as of September 30, 2006.

                                  TEXXON, INC.
                 Form 10-QSB for the quarter ended September 30, 2006

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

      When used in this Quarterly Report on Form 10-QSB, "Texxon," "we," "our," and "us" refers to Texxon, Inc., an Oklahoma corporation.

                                      INDEX


Part I.  Financial Information

    Item 1.  Financial Information

           Balance Sheet at September 30, 2006 (Unaudited)...............3

           Statements of Operations From Inception (October 6, 1998) Through September 30, 2006, and For The Three Months Ended
           September 30, 2006 and 2005 (Unaudited).......................4
o
           Statements of Cash Flows From Inception (October 6, 1998) Through September 30, 2006 and For The Three Months Ended
           September 30, 2006 and 2005 (Unaudited).......................6

           Notes to Financial Statements for the Three Months Ended
           September 30, 2006 and 2005...................................7

    Item 2.  Management's Discussion and Analysis or Plan of Operation...19

    Item 3.  Controls and Procedures.....................................20

Part II. Other Information

    Item 2.  Unregistered Sales of Equity and Use of Proceeds............21
    Item 3.  Defaults upon Senior Securities.............................21
    Item 4.  Submission of Matters to a Vote of Security Holders.........21
    Item 6.  Exhibits ...................................................21

Signatures ..............................................................22

                                         Part I. Financial Information
Item 1. Financial Statements

                                          TEXXON, INC. AND SUBSIDIARY

                                          CONSOLIDATED BALANCE SHEETS
                                              September 30, 2006
                                         (a development stage company)

                                                    ASSETS
                                                    ------
                                                                            September 30,     December 31,
                                                                                2006             2005
                                                                                                Restated
                                                                            -----------       -----------
                                                                             Unaudited
                                                                            -----------       -----------
CURRENT ASSETS:
      Cash                                                                  $        --       $    25,539
      Accounts receivable                                                         1,090            38,152
      Other receivables                                                           2,909                --
                                                                            -----------       -----------
           Total current assets                                                   3,999            63,691
                                                                            -----------       -----------

FURNITURE AND EQUIPMENT, net                                                     38,900            48,782
                                                                            -----------       -----------

OTHER ASSETS:
      Intangible assets, net                                                     68,776            70,935
      Developed software, net                                                   527,759           556,509
      Security deposit                                                           14,400            14,400
                                                                            -----------       -----------
           Total  other assets                                                  610,935           641,844
                                                                            -----------       -----------

                Total assets                                                $   653,834       $   754,317
                                                                            ===========       ===========

                                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                                     -------------------------------------

CURRENT LIABILITIES:
      Bank Overdraft                                                        $     8,381       $        --
      Accounts payable                                                          423,093           120,573
      Accrued liabilities                                                        74,043            30,137
      Accrued interest on notes payable - related party                          52,085            36,772
      Accrued interest on notes payable                                          41,061            18,460
      Accrued management fees                                                   164,055            96,500
      Current portion of capital leases                                           7,402            10,183
      Preferred stock payable upon issuance                                     275,000                --
      Notes payable - related party                                             313,936           481,330
      Notes payable                                                             230,986           142,486
      Liability for derivative instruments                                      529,671                --
                                                                            -----------       -----------
           Total current liabilities                                          2,119,713           936,441
                                                                            -----------       -----------

LONG TERM LIABILITIES
      Capital leases, net of current portion                                      4,443             8,721
                                                                            -----------       -----------

SHAREHOLDERS' DEFICIT
      Preferred stock, par value of $.001; 5,000,000 shares authorized
           3,000,000 issued and outstanding                                       3,000             3,000
      Common stock; par value of $.001; 45,000,000 shares authorized
           44,772,159 issued and outstanding                                     44,772                --
      Additional paid in capital                                              3,289,247         2,123,608
      Deficit accumulated during the development stage                       (4,807,341)       (2,317,453)
                                                                            -----------       -----------
           Total shareholders' deficit                                       (1,470,322)         (190,845)
                                                                            -----------       -----------

                Total liabilities and shareholders' deficit                 $   653,834       $   754,317
                                                                            ===========       ===========




                                                    TEXXON, INC. AND SUBSIDIARY

                                                     STATEMENTS OF OPERATIONS
                                                   (a development stage company)
                                                            (Unaudited)
                                                                                                                     September 16,
                                                                                                                    2002 (inception)
                                                   For the three months ended        For the nine months ended      to September 30,
                                                          September 30                     September 30                  2006
                                                     2006             2005             2006             2005           Restated
                                                 -----------      -----------      -----------      -----------      -----------

REVENUES                                         $    19,475      $    27,210      $    54,960      $    30,610      $   124,925
                                                 -----------      -----------      -----------      -----------      -----------
EXPENSES:
      Direct costs                                    46,404           24,296          197,905           81,850          361,514
      Selling expenses                             1,021,513           26,176        1,113,776          148,046        1,592,783
      Depreciation and amortization                   17,718           14,949           47,495           31,949          122,241
      General and administrative expenses            849,629          287,819        1,509,616          732,595        3,039,036
                                                 -----------      -----------      -----------      -----------      -----------
          Total expenses                           1,935,264          353,240        2,868,792          994,440        5,115,574
                                                 -----------      -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSES), net:
      Interest expense                               (21,388)          (8,497)         (56,385)         (89,418)        (194,682)
      Other expense                                       --               --             (543)              --             (543)
      Gain on derivative instruments                 381,672               --          381,672               --          381,672
      Other income                                        --               --               --               --               61
                                                 -----------      -----------      -----------      -----------      -----------
          Total other income (expenses), net         360,284           (8,497)         324,744          (89,418)         186,508
                                                 -----------      -----------      -----------      -----------      -----------

LOSS BEFORE PROVISION FOR
INCOME TAXES                                      (1,555,505)        (334,527)      (2,489,088)      (1,053,248)      (4,804,141)

PROVISION FOR INCOME TAXES                                --               --              800               --            3,200
                                                 -----------      -----------      -----------      -----------      -----------

NET LOSS                                         $(1,555,505)     $  (334,527)     $(2,489,888)     $(1,053,248)     $(4,807,341)
                                                 ===========      ===========      ===========      ===========      ===========

Per share data:

Net loss per share - basic and diluted                (0.04)               --            (0.12)              --            (1.22)
                                                 ===========      ===========      ===========      ===========      ===========

Weighted average shares of common
  stock outstanding - basic                       35,927,702               --       21,070,117               --        3,928,820
                                                 ===========      ===========      ===========      ===========      ===========




                                                    TEXXON, INC. AND SUBSIDIARY

                                            STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                   (a development stage company)
                                                            (Unaudited)

                                                                                                          Deficit
                                                                                                         Accumulated
                                                                                             Additional  During the       Total
                                                  Preferred Stock         Common Stock        Paid in    Development   Shareholders
                                              ----------------------- ---------------------   Capital      Stage         Equity
                                               Shares      Par Value   Shares     Par Value   Restated    Restated      (Deficit)
                                              ----------  ---------- ------------ --------- -----------  -----------  ------------
Balance at December 31, 2004                  3,000,000   $   3,000            -  $      -   $2,123,608  $  (958,325) $  1,168,283
       Net loss                                                                                           (1,053,248)   (1,053,248)
                                              ----------  ---------- ------------ ---------  ----------- -----------  ------------
Balance at September 30, 2005                 3,000,000       3,000            -         -    2,123,608   (2,011,573)      115,035
       Net loss                                                                                             (305,880)     (305,880)
                                              ----------  ---------- ------------ ---------  ----------- ------------ ------------
Balance at December 31, 2005                  3,000,000       3,000            -         -    2,123,608   (2,317,453)     (190,845)
       Reverse acquisition, May 2006                                  33,982,159    33,982      939,537                    973,519
       Stock options granted for consulting
          services                                                                               40,343                     40,343
       Stock options granted to employees                                                        33,619                     33,619
       Stock options granted to management                                                       58,273                     58,273
       Stock options granted for finders fees                                                   364,000                    364,000
       Fees on reverse acquisition                                                             (364,000)                  (364,000)
       Issue of common stock
          upon exercise of warrants                                    5,800,000     5,800       (5,800)                         -
       Issue of common stock                                                                                                     -
          for consulting service                                       4,990,000     4,990      544,010                    549,000
       Transfer to derivative liability                                                        (444,343)                  (444,343)
       Net loss                                                                                           (2,489,888)   (2,489,888)
                                              ----------  ---------- ------------ ---------  ----------- ------------ ------------

Balance at September 30, 2006                 3,000,000   $   3,000   44,772,159  $ 44,772   $3,289,247  $(4,807,341) $(1,470,322)
                                              ==========  ========== ============ =========  =========== ============ ============




                                                    TEXXON, INC. AND SUBSIDIARY

                                                     STATEMENTS OF CASH FLOWS
                                                   (a development stage company)
                                                            (Unaudited)
                                                                                                                Period from
                                                                            For the Nine       For the nine   September 16, 2002
                                                                            months ended       months ended    (inception) to
                                                                            September 30,      September 30,  September 30, 2006
                                                                                2006               2005           Restated
                                                                             -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $(2,489,888)      $(1,053,248)      $(4,807,341)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
     Depreciation and amortization                                                47,495            31,949           122,241
     Stock compensation consulting services                                       40,343            40,000           120,343
     Stock compensation public relations services                                996,000           996,000
     Stock compensation loan fees                                                 20,000            20,000
     Stock options granted to management and employees                            91,892                --            91,892
     Change in fair value of derivative liabilities                             (381,672)         (381,672)
     (Increase) decrease in assets:
          Accounts receivable                                                     37,062           (18,433)           (1,090)
          Other receivables                                                       (2,909)               --            (2,909)
          Security deposit                                                            --                --           (14,400)
          Prepaid expenses                                                       562,500           562,500
     Increase (decrease) in liabilities:
          Accounts payable                                                       281,011            30,536           401,584
          Accrued liabilities                                                     42,666            29,389            73,252
          Accrued interest on notes payable - related party                       15,280           (14,623)           49,109
          Accrued interest on notes payable                                       22,601            11,375            44,003
          Management fees                                                         67,555            54,500           164,055
                                                                             -----------       -----------       -----------
                Net cash used in operating activities                           (650,064)         (888,555)       (2,562,433)
                                                                             -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for intangible assets                                                  (152)           (5,924)          (96,158)
     Payment for software development costs                                       (5,090)         (112,304)         (414,852)
     Purchase of equipment                                                        (1,251)           (4,849)          (21,362)
                                                                             -----------       -----------       -----------
                Net cash used in investing activities                             (6,493)         (123,077)         (532,372)
                                                                             -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in bank overdraft                                                    8,381             8,381
     Liability for derivative instruments                                        214,500             8,001           247,500
     Increase in preferred stock payable upon issuance                           275,000                --           275,000
     Borrowings on notes payable - related party                                  51,696                --         2,320,937
     Borrowings on notes payable                                                  88,500           973,268           260,986
     Payments on capital lease obligations                                        (7,059)           (6,572)          (17,999)
                                                                             -----------       -----------       -----------
                Net cash provided by financing activities                        631,018           974,697         3,094,805
                                                                             -----------       -----------       -----------

(DECREASE) INCREASE IN CASH                                                      (25,539)          (36,935)               --

CASH, beginning of the period                                                     25,539            65,034                --
                                                                             -----------       -----------       -----------

CASH, end of the period                                                      $        --       $    28,099       $        --
                                                                             ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid                                                           $        --       $        --       $        --
                                                                             ===========       ===========       ===========

     Income taxes paid                                                       $       800       $       800       $     3,200
                                                                             ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF
     NON CASH INVESTING AND FINANCING ACTIVITIES
     Furniture and equipment acquired through exchange of stock              $        --       $        --       $    30,250
                                                                             ===========       ===========       ===========
     Developed software acquired through exchange of stock                   $        --       $        --       $   165,000
                                                                             ===========       ===========       ===========
     Conversion of notes payable and accrued interest into common stock      $   339,357       $ 1,392,851       $ 2,157,715
                                                                             ===========       ===========       ===========
     Purchase of equipment through capital leases                            $        --       $    11,271       $    29,843
                                                                             ===========       ===========       ===========
     Issue of common stock upon exercise of warrants                         $     5,800       $        --       $     5,800
                                                                             ===========       ===========       ===========

                           Texxon, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
              For The Nine Months Ended September 30, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

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

In May 2006 Texxon, Inc.,("Texxon") and the shareholders of Teleplus, Inc. ("Teleplus") completed a Share Exchange Agreement whereas Texxon acquired all of the outstanding capital stock of Teleplus from the Teleplus shareholders in exchange for 3,000,000 shares of voting convertible preferred stock convertible into 81,000,000 shares of Texxon's common stock. Texxon will re-domesticate into a Nevada corporation organized solely for purpose of such re-domestication and will amend the Nevada Articles of Incorporation so as to authorize the corporation to issue 100,000,000 shares of capital stock having a par value of $.001 per share. Texxon is in process of completing this re-domestication and 3,000,000 shares of preferred stock has not been converted to 81,000,000 shares of common stock. This transaction constituted a change of control of Texxon whereby the majority of the shares of Texxon are now owned by the shareholders of Teleplus. The accounting for this transaction is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. As a result, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer Teleplus, Inc. The historical financial statements will be those of Teleplus, Inc.

Basis of presentation
---------------------

As a result of the Share Exchange Agreement, Texxon acquired 100% of the stock of Teleplus, Inc. and Teleplus has become a wholly owned subsidiary of Texxon. The consolidated financial statements include the accounts of the parent and its subsidiary. All significant intercompany transactions have been eliminated in the consolidation.

Cash and cash equivalents
-------------------------

The Company defines cash and cash equivalents as short-term investments in highly liquid debt instruments with original maturities of three months or less, which are readily convertible to known amounts of cash.

Use of estimates
----------------

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

Financial instruments
---------------------

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

Furniture and equipment
-----------------------

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

Intangible assets
-----------------

Intangible assets consist of patent application costs that relate to the Company's U.S. patent applications and consist primarily of legal fees, the underlying test market studies and other direct fees. The recoverability of the patent application costs is dependent upon, among other factors, the success of the underlying technology.

Developed software
------------------

Developed software is carried at the cost of development and amortization is computed over the estimated useful life of the software which is currently 15 years. The Company uses the straight-line method of amortization.

Impairment of long-term assets
------------------------------

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2006 management expects these assets to be fully recoverable.

Income taxes
------------

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

Revenue recognition
-------------------

The Company recognizes revenues when it receives confirmation that customers have used cellular phone minutes.

Capital leases
--------------

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Stock based compensation
------------------------

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

Earnings per share
------------------

SFAS No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As all dilutive securities have an antidilutive effect on 2006 and 2005 earnings per share, the securities have been excluded from the earnings per share calculation.

Accounting for options and warrants
-----------------------------------

During the period ended September 30, 2006, the Company issued warrants and options to numerous consultants and investors for services and to raise capital. The Company currently does not have sufficient authorized shares in order to issue these options should they be exercised. Because of the lack of authorized shares, the Company therefore needs to follow derivative accounting rules for its accounting of options and warrants.

The Company accounts for options and warrants issued in connection with financing arrangements in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Pursuant to EITF 00-19, the Company is to recognize a liability for derivative instruments on the balance sheet to reflect the insufficient amounts of shares authorized, which would have otherwise been classified into equity. An evaluation of specifically identified conditions is then made to determine whether the fair value of warrants or options issued is required to be classified as a derivative liability. The fair value of warrants and options classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

Accounting for options and warrants (continued)
-----------------------------------------------

The Company is currently in the process of a reincorporation by merger with Texxon-Nevada, which will therefore allow the Company to increase its authorized preferred and common shares from 5,000,000 to 10,000,000 shares and from 45,000,000 to 100,000,000 shares, respectively.

At the date of reincorporation, the Company will value its options and warrants at the current fair value, and record an increase to equity and a decrease to derivative liabilities for the fair value of the options and warrants. The fair value of warrants and options are then to be classified as equity and is adjusted for changes in fair value at the date of reincorporation and the corresponding non-cash gain or loss is recorded in current period earnings. The change in fair value of warrants and options may cause a significant impact to future financial statements.

Recent accounting pronouncements
--------------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006.

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

Recent accounting pronouncements (continued)
--------------------------------------------

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of this SFAS did not have a material impact on its financial position, results of operations or cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for fiscal year beginning January 1, 2007, the Company does not expect adoption of this new interpretation to have a material impact on its financial position, results of operations or cash flows.

Reclassifications
-----------------

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net income as previously reported.

NOTE 2 - GOING CONCERN

For the nine months ended September 30, 2006 revenues of $54,960 were from a test marketing study. The Company has no significant operating history and, from (inception) to September 30, 2006, has generated a net loss of $4,807,341. The accompanying financial statements for the nine months ended September 30, 2006 have been prepared assuming the Company will continue as a going concern. During the year 2006, management completed a reverse merger with Texxon Inc. and intends to raise equity through a private placement. The Company has also secured funding to fund working capital in exchange for the promise to issue convertible preferred stock once the Company obtains authorization to issue convertible preferred stock.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of September 30, 2006 and December 31, 2005:

                                                     2006                  2005
                                               -----------------     -----------------
Furnitures and fixtures                        $         12,272      $         12,272
Computers and equipment                                  63,451                62,200
                                               -----------------     -----------------
         Total                                           75,723                74,472
Less: accumulated depreciation                          (36,823)              (25,690)
                                               -----------------     -----------------
         Machinery and equipment, net          $         38,900      $         48,782
                                               =================     =================

Depreciation expense amounted to $11,132 for the nine months ended September 30, 2006 and $12,752 for the year ended December 31, 2005.

NOTE 4 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts and the balances may exceed federally insured limits from time to time. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank deposit accounts. As of September 30, 2006, the Company did not have deposits in excess of federally insured limits.

NOTE 5 - DEVELOPED SOFTWARE

The Company has developed internal use software for the purpose of managing its wireless network. The total capitalized cost of this software at September 30, 2006 and December 31, 2005 was $574,763. Accumulated amortization amounted to $47,004 and $18,254 as of September 30, 2006 and December 31, 2005,
respectively. Amortization expense amounted to $28,750 for the nine months ended September 30, 2006 and $18,254 for the year ended December 31, 2005.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2006 and December 31, 2005:

                                           2006                  2005
                                    -------------------    ------------------
Patent application costs            $           60,981     $          60,830
Website development costs                       40,908                40,908
Network interconnection                          5,300
                                    -------------------    ------------------
       Total                                   107,189               101,738
Less: accumulated amortization                 (38,413)              (30,803)
                                    -------------------    ------------------
       Intangible assets, net       $           68,776     $          70,935
                                    ===================    ==================



Amortization expense amounted to $7,613 for the nine months ended September 30, 2006 and $15,892 for the year ended December 31, 2005.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at September 30, 2006 are as follows:

Deferred tax asset
      Federal net operating loss             $       1,574,092
      State net operating loss                         276,883
                                             ------------------
Total deferred tax asset                             1,850,975
      Less valuation allowance                      (1,850,975)
                                             ------------------
Deferred tax asset, net                      $               -
                                             ==================

The valuation allowance increased by $995,955 for the period ended September 30, 2006. At September 30, 2006 and 2005, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $9,244,405 and $3,647,999, respectively. Federal NOLs could, if unused, expire in 2023. State NOLs, if unused, could expire in 2013.

The Company has provided a 100% valuation allowance on the deferred tax assets at September 30, 2006 and 2005 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended September 30, are as follows:

                                               2006               2005
                                           --------------     -------------
U.S. Federal Statutory rate                         34.0  %           34.0 %
State tax rate, net of federal benefit               6.0               6.0
Less valuation allowance                           (40.0)            (40.0)
                                           --------------     -------------
Effective income tax rate                              -  %              - %
                                           ==============     =============


NOTE 8 - RELATED PARTY TRANSACTIONS

Notes payable
-------------

The Company has received loans from related parties. These related parties consist of various members of management who are also shareholders. The related parties also consist of an employee, a relative of the CEO, and a shareholder of the Company. As of September 30, 2006 and December 31, 2005, the Company had loans due to related parties of $313,936 and $481,330, respectively. Loans due to related parties consisted of the following:

                                                                                                2006             2005
                                                                                            -------------    -------------
Promissory note issued to Claude Buchert, CEO and major shareholder, on December
     30, 2004 with interest of 10%. Principal along
     with accrued interest are due on or before June 30, 2005.                              $      5,209     $      5,209

Promissory note issued to Edward Shirley, relative of Vice President, on
     February 23, 2004 with Interest of 10% and principal installments of $340 to be made monthly, beginning July 1, 2004 with the remaining principal
     balance and accrued interest due on December 31, 2004.                                       30,000           30,000

Promissory notes issued to Humax West, Inc., shareholder, on various dates between January 26, 2006 and February 16, 2006 with interest of 10%.
     Principal along with accrued interest are payable on the maturity date
     March 30, 2006 The amount due in 2005 contain options for the Holder to receive shares of the Company stock in lieu of repayment of principal and
     was converted in 2006.  The 2006 loan is non-convertible.                                    30,000          326,000

Promissory note issued to Sephanie Buchert, relative of CEO, on May 1, 2004.
     Interest of 10% and principal installments of $200 to be made monthly, beginning July 1, 2004 with the outstanding principal balance and accrued
     interest due on December 31, 2004.                                                            9,093            9,093

Promissory note issued to Celine Coicaud, employee, on December 31, 2003.
     Interest of 10% and principal installments $50 to be made monthly, beginning July 1, 2004 with an additional payment of $9,900 due August 10,
     2004 and the remaining principal balance and accrued interest due on
     December 31, 2004.                                                                            8,880           15,027

Promissory note issued to Helene Legendre, Vice President and shareholder, on
     June 30, 2004 with Interest of 10% and payments of $877 to be made monthly, beginning July 1, 2004 with the remaining principal balance and
     accrued interest due on December 31, 2004.                                                  110,486           96,001

Promissory note issued to Charles Bingham, stockholder,                                          114,000

Promissory note issued to Ben Hansel, shareholder, on June 30, 2006 with interest of 10%. Principal along with accrued interest are payable on the
     maturity date of September 31, 2006.                                                          6,268
                                                                                            -------------    -------------

          Totals notes payable - related                                                    $    313,936     $    481,330
                                                                                            =============    =============

                                      -12-

Total interest expense for the nine months ended September 30, 2006 and year ended December 31, 2005 for related parties amounted to $51,990 and $93,869, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS, (CONTINUED)

Management fees
---------------

The Company has employment agreements with two members of management through March, 2008. These agreements are cancelable at any time by the Company or member of management. As of September 30, 2006 and December 31, 2005, the Company had $164,055 and $96,500, respectively, payable to management in arrears under these agreements. Expenses related to these agreements are recorded in general and administrative expense and amounted to $100,000 and $215,981 for the nine months ended September 30, 2006 and December 31, 2005, respectively.

NOTE 9 - LEASES

Operating leases
----------------

The Company leases its office facility under a non-cancelable operating lease agreement. The lease expires in 2006. Lease expense totaled $35,115 for the nine months ended September 30, 2006.

The following future minimum rental payments required under the operating lease agreement are:

                  Year Ending
                 September 30,                       Amount
               -------------------              -----------------

                      2007                      $         12,185
                   Thereafter                                  -

Capital leases
--------------

The Company leases certain computers under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the balance sheets as furniture and equipment and amounted to $31,095 at September 30, 2006. Accumulated amortization of the leased equipment at September 30, 2006 was $9,207. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2006, are as follows:

                                                                  Year Ending
                                                                 September 30,            Amount
                                                               ------------------      -------------
                                                                     2007              $      6,750
                                                                     2008                     4,265
                                                                     2009                     1,762
                                                                  Thereafter                      -
                                                                                       -------------
Total minimum lease payments                                                                 12,777
Less: amount representing interest                                                             (932)
                                                                                       -------------
Present value of net minimum lease payments                                                  11,845
Less: current maturities of capital lease obligations                                        (7,402)
                                                                                       -------------
Long-term capital lease obligations                                                    $      4,443
                                                                                       =============




NOTE 10 - NOTES PAYABLE

Notes payable at June 30 consisted of the following:

                                                                                    2006           2005
                                                                                -------------  -------------
Promissory note issued to James Bell on May 26, 2004 in the amount of $25,000 with interest of 10%. There are no monthly payments and the principal along with accrued interest are due on or before December 31, 2005 or the date that the Company received proceeds from the public offering of its shares, whichever is earlier. The promissory note contains an option for the holder to receive 1% of the outstanding shares in lieu of
      repayment of principal.                                                   $     25,000   $     25,000

Promissory notes issued to Kurt Hiete on various dates between September 18,
      2003 and June 14, 2005 with interest of 10%. Principal along with accrued interest are payable on the maturity dates between September 18, 2004 through May 26, 2005. The promissory notes contains options for the holder to receive shares totaling 2% of the Company stock in lieu of
      repayment of principal.                                                         48,500         47,500

Promissory notes issued to ARABIA Corporation on various dates between September
      18, 2003 and May 18, 2004 with interest of 10%. Principal along with accrued interest are payable on the maturity dates between September 18,
      2004 through December 31, 2004.                                                 55,000         55,000

Promissory note issued to Sax Public Relations, Inc. December 1, 2005 with
      Interest accruing from September 1, 2005 at 10%.  Payments of $1,000 to
      be made monthly, beginning February 1, 2006 through March 2007.                 14,986         14,986

Promissory note issued to RakGear Inc. on June 21, 2006 with Interest accruing from June 21, 2006 at 10%.  Principal and interest will be
      due and payable on or before Septemeber 31, 2006.                               87,500
                                                                                -------------  -------------

          Total notes payable                                                   $    230,986   $    142,486
                                                                                =============  =============

The Company is currently in default on various notes payable and is in the process of negotiating settlements or payments. All notes payable are included in current liabilities.

NOTE 11 - STOCKHOLDERS' EQUITY

Following the completion of the reverse merger, the Company had two classes of stock. Texxon has one class of preferred stock with a par value of $.001. The Company has 5,000,000 shares authorized and 3,000,000 shares issued and outstanding.

The Company has one class of common stock with a par value of $.001. The Company has 45,000,000 shares authorized and 44,772,159 issued and outstanding.

The Company currently has promises to issue more common stock, but is unable to due to a lack of authorized shares. The Company is currently in the process of attempting to increase the number of authorized common stock shares. Accordingly all promises to issue common stock are classified as a liability. See descriptions of transactions below.

In August 2006, the Company entered into a funding agreement with First Bridge Capital Incorporated for working capital purposes. First Bridge Capital Incorporated will make serial investments in the maximum amount of $1,000,000 for a future exchange of the Company's convertible preferred stock. As of September 30, 2006, the Company had received $275,000 in advance payments from First Bridge Capital.

In connection with the funding agreement, the Company issued First Bridge Capital 1,000,000 common stock warrants. These warrants were valued at $20,000 as that was the cash payment equivalent of the value of services. The Company accounted for these warrants as a liability for derivative instruments as they don't have enough authorized shares to issue stock for these warrants. The Company valued these warrants at September 30, 2006 using the Black Scholes model and determined that the value as of September 30, 2006 was $4,965. Accordingly the Company recognized a gain on the change in fair value of derivative instruments in the amount of $15,035 and reduced their initial $20,000 liability to $4,965. The factors used for the Black Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 4.8 years.

In 2006, a third party exercised 5,800,000 warrants pursuant to a settlement agreement executed on December 31, 2005. Based on the provisions of the cashless exercise provision, the Company issued 5,800,000 shares of its common stock related to the transaction and the value was recorded as paid in capital.

In July 2006, a settlement agreement was agreed upon between the Company and a consulting group for financial public relations services that was performed. The Company is to issue 7,700,000 shares of common stock for compensation for the services performed by the consulting group. The value of the shares on the date of issuance is based on the fair market value of the common shares on the date of settlement. The Company has recorded this expense as public relations services expense in the amount of $847,000, however, the Company currently does not have sufficient common shares authorized and does not have sufficient unissued shares available to settle this contract. Therefore 4,990,000 common shares were issued to the consulting group as of September 30, 2006. The Company still owes 2,710,000 shares to complete this settlement. A liability to issue the remaining shares was recorded based on the market price at the time of the settlement of $0.11 per share. As of September 3, 2006, the stock price had fallen to $0.05 per share. Accordingly the Company recognized a gain on the change in fair value of derivative instruments of $162,600 for the three months ending September 30, 2006. The remaining liability of $135,400 is included on the balance sheet as a liability for derivative instruments.

In 2006, the Company contracted with a third party to perform public relations services that amounted to $24,000. The Company agreed to pay for these services in common stock based upon the average 30 day trading price at a specified time during the year. The average trading price determined was $0.29 per share; resulting in the need to issue 82,759 shares of stock. The Company currently does not have sufficient common shares authorized and does not have sufficient unissued shares available to settle this contract. Therefore a liability was accrued for the service expense incurred of $24,000. As of September 30, 2006, the price of the stock had dropped to $0.05 per share. Accordingly, the company recognized a gain on the change in fair value of derivative instruments of $19,862 for the three months ended September 30, 2006. The remaining liability of 4,138 is included on the balance sheet as a liability.

A summary of the total liabilities is listed below:

                                                                                                           Liability as of
                                                                      Original           Gain/(Loss)        September 30,
                                                                      Liability           Recongized             2006
                                                                  ------------------   -----------------   -----------------
   Promise to issue convertible preferred stock                   $         275,000    $              -    $        275,000
                                                                  ------------------   -----------------   -----------------

   Settlement of 2,710,000 common shares due                                298,000             162,600             135,400
   82,759 shares due to public relations firm                                24,000              19,862               4,138
   Common stock warrants to First Bridge Capital                             20,000              15,035               4,965
   Non employee stock options and warrants (Note 12)                        569,343             184,175             385,168
                                                                  ------------------   -----------------   -----------------
                                                         Total              911,343             381,672             529,671
                                                                  ------------------   -----------------   -----------------
                                                   Grand Total    $       1,186,343    $        381,672    $        804,671
                                                                  ==================   =================   =================

NOTE 12 - STOCK OPTIONS AND WARRANTS

In January 2004, the company granted, 3,056,250 common stock options exercisable at $0.05 per share to a non-employee which vested in April 2004. The options expire in January 2010 and were not valued at grant date. Because the company does not have enough shares authorized to issue if the options were exercised, these amounts are recorded as a derivative and are classified on the balance sheet as a liability for derivative instruments. The Company revalued these options at September 30, 2006 using the Black Scholes model and determined that the value of these options was $136,431. Accordingly the company recognized a loss on the change in fair value of derivative instruments of $136,431 and increased their liability due as of September 30, 2006 to $136,431. The factors used for the Black Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.05 per share; and an estimated life of 4.25 years.

In September 2005, the Company granted 100,000 common stock options (Teleplus stock options) exercisable at $.05 per share to an employee which vest and expire on January 15, 2010. These options were exchanged for 45,000 options (the equivalent of 366,750 Texxon stock options) issued in May 2006 and 30,000 (the equivalent of 244,500 Texxon stock options) performance based options. Due to the fact that the company has been generating recurring losses and also not having an active market to trade its shares, the value of these options was determined to be zero and accordingly, no expense or paid in capital has been recorded. The performance based options issued to this employee was a part of a performance based stock options issuance transaction that involved other employees. See subsequent paragraph on performance based stock options issued in May for more details of this transaction.

In September 2005, the Company granted 815,000 common stock options exercisable at $0.01 per share to a non-employee which expire on January 15, 2010. The options were issued in exchange for consulting services valued at $40,000. The company has recorded consulting expense in this amount to reflect the value of these options for the year ended December 31, 2005. Because the company does not have enough shares authorized to issue if the options were exercised, these amounts are recorded as a derivative and are classified on the balance sheet as a liability for derivative instruments. The Company revalued these options at September 30, 2006 using the Black Scholes model and determined that the value of these options was $38,305. Accordingly the company recognized a gain on the change in fair value of derivative instruments of $1,695 and reduced their liability due as of September 30, 2006 to $38,305. The factors used for the Black Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 3.5 years.

In April 2006, the Company issued 733,500 stock options to a consultant in exchange for consulting services valued at its fair market value for the services performed at $40,343. Because the company does not have enough shares authorized to issue if the options were exercised, these amounts are recorded as a derivative and are classified on the balance sheet as a liability for derivative instruments. The Company revalued these options at September 30, 2006 using the Black Scholes model and determined that the value of these options was $36,287. Accordingly the company recognized a gain on the change in fair value of derivative instruments of $4,056 and reduced their liability due as of September 30, 2006 to $36,287. The factors used for the Black Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 3.5 years.

In May 2006, as mentioned above, the Company issued 366,750 stock options to one employee. The options were issued and valued at $.12 per option. The value of the options was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001; share price of $0.12; risk free interest rate of 6.0%; expected life of 4 years; and estimated volatility of 150%. The Company has recorded payroll expense and additional paid in capital in the amount of $20,171 to reflect the value of these options for the period ended September 30, 2006.

In April 2006, the Company issued 122,250 stock options each to two employees, for a total of 244,500 stock options. The options were issued and valued at $.12 per option. The value of the options was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001; share price of $0.12; risk free interest rate of 6.0%; expected life of 4 years; and estimated volatility of 150%. The Company has recorded payroll expense and additional paid in capital in the amount of $13,448 to reflect the value of these options for the period ended September 30, 2006.

In April 2006, the Company issued 529,750 stock options to two members of management for a total of 1,059,500 stock options. The options were issued and valued at $.12 per option. The value of the options was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001; share price of $.12; risk free interest rate of 6.0%; expected life of 4 years; and estimated volatility of 150%. The Company has recorded the payroll expense and additional paid in capital in the amount of $58,273 to reflect the value of these options for the period ended September 30, 2006.

In April 2006, the Company issued 1,500,000 stock options to an investment banking and financial advisory organization as partial compensation for assistance in identifying suitable acquisition targets and long term funding. The options were issued and valued at $0.156 per option. The value of the options was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.17; share price of $0.17; risk free interest rate of 6.0%; expected life of 5 years; and estimated volatility of 150%. The Company has recorded an increase and decrease to additional paid in capital in the amount of $234,000 to reflect the finders fees expense involved in the reverse merger acquisition process. Because the company does not have enough shares authorized to issue if the options were exercised, these amounts are recorded as a derivative and were reclassified on the balance sheet as a liability for derivative instruments. The Company revalued these options at September 30, 2006 using the Black Scholes model and determined that the value of these options was $61,917. Accordingly the company recognized a gain on the change in fair value of derivative instruments of $172,611 and reduced their liability due as of September 30, 2006 to $61,917. The factors used for the Black Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.17 per share; and an estimated life of 4.5 years.

In February 2006, the Company issued 1,300,000 stock options to a consultant for assistance in the share exchange between Texxon and Teleplus. The options were issued and valued at $.10 per option. The value of the options was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001; share price of $0.10; risk free interest rate of 6.0%; expected life of 5 years; and estimated volatility of 150%. The Company has recorded an increase and decrease to additional paid in capital in the amount of $130,000 to reflect the finders fees expense involved in the reverse merger acquisition process. Because the company does not have enough shares authorized to issue if the options were exercised, these amounts are recorded as a derivative and were reclassified on the balance sheet as a liability for derivative instruments. The Company revalued these option at September 30, 2006 using the Black Scholes model and determined that the value of these options was $64,493. Accordingly the company recognized a gain on the change in fair value of derivative instruments of $65,507 and reduced their liability due as of September 30, 2006 to $64,493. The factors used for the Black Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 4.5 years.

The Company granted 3,537,500 performance based options to employees on May 25, 2006 with a price of $0.001 that vest immediately. At the time of issuance, the Company was unable to determine whether the Company would meet the requirement needed in order to issue the options. Due to these facts, no expense or paid in capital has been recorded.

In July 2006, the Company contracted with a third party to perform public relations services. The total value of the services to be provided amount to $500,000 with a term of one year. The Company issued 3,846,154 warrants that are convertible into common shares. Because of the one year term of the agreement, the Company only recognized the issuance of 961,538 warrants at an expense of $125,000. The company accounted for these warrants as a liability for derivative instruments as they don't have enough authorized shares to issue stock for these warrants. The company valued these warrants at September 30, 2006 using the Black Scholes model and determined that the value as of September 30, 2006 was $4,774. Accordingly the company recognized a gain on the change in fair value of derivative instruments in the amount of $120,226 and reduced their initial $125,000 liability to $4,774. The factors used for the Black Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 4.8 years.

A summary of the status of, and changes in, the Company's stock option plan as of and for the nine months ended September 30, 2006 is presented below for all stock options issued to employees and non-employees.


                                                                       2006
                                                --------------------------------------------------------
                                                    Common           Common               Weighted-
                                                    Stock             Stock                Average
                                                   Warrants          Options           Exercise Price
                                                ---------------  ----------------     ------------------
Outstanding at beginning of year                     2,500,000         4,686,250      $            0.04

Granted                                              4,846,154         8,741,750                   0.06

Forfeited                                                               (815,000)                  0.04
                                                ---------------  ----------------     ------------------

Outstanding at end of period                         7,346,154        12,613,000      $            0.05
                                                ===============  ================     ==================

Exercisable at end of period                         7,346,154         6,019,250
                                                ===============  ================

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

The Company has evaluated, with the participation of our CEO and CFO, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses". The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The material weaknesses identified relate to:

    As of September 30, 2006 there were insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

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

PART II -- OTHER INFORMATION


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

         On August 18, 2006, the Company issued 4,990,000 shares of its Common Stock in cashless exercises of common stock purchase warrants issued more than two (2) years prior to the exercise date, with the holding period tacking to the original issuance date, as a result of which the shares issued were not restricted as to sale or distribution. The issuances were considered exempt by reason of Section 4 (2) of the Securities Act of 1933.

ITEM 3. Defaults upon Senior Securities

         During 2006, in some cases prior to the Closing of the "B" Reorganization on June 1, 2006, in which case the borrower was Teleplus, Inc., and in other cases subsequent to the Closing in which case the borrower was Texxon, Inc., the corporation has financed its operations with loans from non-affiliated third parties.

         As of September 30, 2006, Teleplus, Inc was in default in the repayment of $379,407.94 in principal and in the payment of $55,474.73 in interest. Texxon, Inc. is negotiating with the lenders to secure a conversion of the debt (including debt not in default) to a proposed series of Cumululative Convertible Preferred Stock, pending those negotiations the lenders are exercising forebearance.

ITEM 4. Submission of Matters to a vote of Security Holders

         At the close of business on September 18, 2006, in lieu of a special meeting of stockholders, holders of a majority of the voting interest in the corporation adopted certain resolutions by consent in connection with the redomestication of the corporation in Nevada. On that date, the total number of votes which could be cast was 125,772,159; the total votes in favor was 75,418,404. The Consent covered a 1 for 20 reverse stock split of all of the corporation's issued and outstanding shares of common stock without a corresponding reduction in the authorized shares of common stock.

         At the close of business on October 18, 2006, in lieu of a special meeting of stockholders, holders of a majority of the voting interest in the corporation adopted certain resolutions by consent in connection with the redomestication of the corporation in Nevada. On that date, the total number of votes which could be cast was 125,772,159; the total votes in favor was 75,418,404. The Consent covered the following resolutions:

         Amendment of the Articles of Incorporation, following the redomestication merger;

                  a) to change the name of the corporation to Continan Communications Inc;

                  b) to increase the authorized capital stock to 110,000,000 shares of which 10,000,000 shares are undesignated Preferred Stock and 100,000,000 shares are Common Stock;

                  c) to add a provision permitting the Board of Directors, without a vote of the stockholders, to reverse split the issued and outstanding capital stock without a corresponding reduction in the authorized capital stock.

         An information Statement pursuant to Section 14(c) on the above matters was mailed to all stockholders on November 3, 2006.

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

                                                Texxon, Inc.
                                                (Registrant)


                                                /s/ Claude Buchert
                                                ------------------------------
                                                Claude Buchert CEO
Dated: November 17, 2006