Form 10KSB
period 2006-12-31
CONTINAN COMMUNICATIONS, INC.
filed 2007-05-09
CIK 1114208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-49648

                          CONTINAN COMMUNICATIONS, INC.
                          -----------------------------
               (Exact Name of Company as Specified in Its Charter)

                 Nevada                                    73-1554122
      -------------------------------                 -------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

 11601 Wilshire Boulevard, Suite 2030, Los Angeles, California           90025
 -------------------------------------------------------------           -----
           (Address of Principal Executive Offices)                   (Zip Code)

                   Company's telephone number: (310) 439-3119
                                               --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common stock, $0.001 par value

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         Indicate by check mark if the Company is required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes [X] No [ ].

         Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): Yes [ ] No [X].

         The Company had revenues of $59,905 for the year ended on December 31, 2006. The aggregate market value of the voting stock held by non-affiliates of the Company as of April 1, 2007: $5,229,754. As of April 1, 2007, the Company had 25,474,539 shares of common stock issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                                TABLE OF CONTENTS
PART I.                                                                     PAGE

ITEM 1.   DESCRIPTION OF BUSINESS..............................................3

ITEM 2.   DESCRIPTION OF PROPERTY.............................................19

ITEM 3.   LEGAL PROCEEDINGS...................................................20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................20

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS, AND SMALL BUSINESS
                 ISSUER PURCHASES OF EQUITY SECURITIES........................20

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................25

ITEM 7.   FINANCIAL STATEMENTS................................................34

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................34

ITEM 8A. CONTROLS AND PROCEDURES..............................................35

ITEM 8B  OTHER INFORMATION....................................................36

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
                 PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH
                 SECTION 16(A) OF THE EXCHANGE ACT............................37

ITEM 10. EXECUTIVE COMPENSATION...............................................40

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT, AND
                 RELATED STOCKHOLDER MATTERS..................................45

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
                 AND  DIRECTOR INDEPENDENCE...................................47

ITEM 13. EXHIBITS.............................................................49

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................49

SIGNATURES....................................................................51

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT.

         Continan Communications, Inc. ("Company") was originally incorporated on October 6, 1998, under the laws of the State of Oklahoma as Texxon, Inc. ("Texxon"). The Company was organized to obtain and exploit a license agreement covering a platinum extraction process invented by Russell Twiford. The process was one to extract platinum from mineralized water using a series of electro-chemical steps. The license was obtained from Mr. Twiford on February 22, 2001. Thereafter, however, the Company experienced difficulty attracting the capital necessary to exploit the license. While retaining the license, on October 16, 2003 the Company sold the majority of its manufacturing equipment to a company owned by Mr. Twiford. The Company ceased all process enhancements and focused its efforts on raising capital. The Company's business plan at that point was to obtain the necessary funding to outsource the process enhancement to an independent laboratory that would finalize the process.

         By the last quarter of 2004, it became clear that the Company was unlikely to obtain the necessary funding for the platinum extraction process enhancement. As a result, during the first quarter of 2005, management began discussing alternative business strategies. In that quarter, the Company retained legal counsel to supervise merger and acquisition exploratory discussions and any resulting negotiations or proceedings to complete acquisitions. Management then focused on the telephony industry. During April 2005 a Letter of Intent was entered into with V3 Global, Inc., a company offering telephone services in India.

         As of April 27, 2005, the license obtained from Mr. Twiford was returned to him, in exchange for a release from the payment of the $500,000 license fee and any royalties (none of which had yet been earned) together with a release of all claims by Mr. Twiford. On or about May 5, 2005, the Letter of Intent with V3 Global was replaced by an Acquisition and Share Exchange Agreement; and on May 22, 2005 the Company's then officers and directors resigned. Concurrent with their resignations, new directors were elected, including Sameer Mohan, the President of V3 Global, new officers were appointed, and the offices of the Company were moved to Houston, Texas at which time the office equipment (which constituted substantially all of the long-lived assets of the Company) was abandoned and was written off.

         Further implementing the new business plan with its focus on the telephony industry, the Company's new management continued its search for additional operating companies in the industry that could be acquired. As a result of those continuing efforts, on or about June 15, 2005 the Company entered into a Letter of Intent with TelePlus, Inc., a company offering "1 touch" cellular service, including a unique translation service for subscribers engaged in international telephone calls.

         In May 2006, Texxon and the shareholders of TelePlus completed a Share Exchange Agreement whereas the Company acquired all of the outstanding capital stock of TelePlus from the TelePlus shareholders in exchange for 3,000,000 shares of voting convertible preferred stock convertible into 81,000,000 shares of Company common stock (see Exhibits 4.3 and 4.4). This transaction constituted a change of control of the Company whereby the majority of the shares of Texxon are now owed by the shareholders of TelePlus. The accounting for this transaction is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. As a result, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer TelePlus.

         On October 11, 2006, the name of the subsidiary company was changed from TelePlus, Inc. to Vocalenvision, Inc. by the filing of an amendment to the articles of incorporation with the California Secretary of State.

         On November 22, 2006, Texxon, the Oklahoma corporation, for the sole purpose of re-domestication in Nevada, filed Articles of Merger with the Secretaries of state of the states of Oklahoma and Nevada pursuant to which Texxon, the Oklahoma corporation, was merged with and into Texxon, Inc., a Nevada corporation, with the Nevada corporation remaining as the surviving entity. Immediately following the merger, the Nevada company changed its name to Continan Communications, Inc. and its articles of incorporation were amended such that the number of common stock and preferred stock is increased from 45,000,000 to 100,000,000 and from 5,000,000 to 10,000,000, respectively. On
December 1, 2006, the Company executed a 1 for 20 reverse stock split of all its issued and outstanding shares of common stock. Additionally, all convertible preferred stocks were converted into 20,250,000 shares of common stock (after a 1 for 4 reverse split of the preferred stock).

BUSINESS OF THE COMPANY.

         Pursuant to the Company's Share Agreement with TelePlus, Inc., the Company's focus is now centered on the development and marketing of wireless networks and specific services for international travelers. The initial focus of the Company will be to test market its services and work to obtain customers through trials in smaller test markets and to find partners to aid in the cross promotion of its services, primarily in Europe, US, and Japan. The Company controls three Websites hosted by a third party: Vocalenvisiongroup.com, 1tc.com, and vocalyz.com.

(a)      PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS.

         The Company has the vision to deliver in-language contents and services to consumers through a variety of telecom based end-point devices. The objective of the Company is to leverage its proprietary content management software to deliver to an ever increasing global customer base an unlimited resource of life enhancing, language specific, contents and services via a cellular phone.

(b)      NEW SERVICE OFFERING - TRAVEL INSURANCE KIT THAT INCLUDES CELL PHONE.

         The Company is in final negotiations with a leading worldwide travel insurance company. The discussions contemplate a relationship where the Company will have a buy rate of up to 20% of the retail price of the international travel insurance/assistance service. The travel insurance coverage is one of the best available in the market and includes "in-country" services covering repatriation, emergency medical, plane fare and other emergency coverage necessities.

         The insurance resale relationship will allow the Company to use the cell phone as an exceptional value add-on in the sale of the insurance product. The Company intends to offer the international traveler a travel insurance kit that includes both the insurance company's assistance and the Company's full international cell phone service, including translation, concierge, reservation and long distance calling.

         The Company's services to be introduced provide international travelers the same cell phone comfort and convenience they receive in their home countries. Travelers will be able to seamlessly connect to a live private assistant who functions as a concierge, translator or emergency helper in their native language. As a second key benefit, users of the service receive a reduced per minute cell phone call rate. The service has been successfully beta-tested with Japanese travelers.

         Many, if not most, of these travelers carry cell phones. In 2007, worldwide cell phone subscribers exceeded 2 billion. A recent (June 2005) Travelocity survey of international travelers shows that more than 88% of travelers want to use a mobile phone when they travel abroad. These users want to be able to utilize their phones effortlessly when they travel. They want to have access to services and content.

         International travelers are generally subject to difficult cell phone connections abroad or experience prohibitive roaming rates. And similarly, they do not have native language operator assistance available to them when using either their own phone (with roaming enabled) or when using in country calling services.

         Consequently, there is a great opportunity for Vocalenvision to provide an exclusive set of services to international travelers that include:

o        lower per minute rates

o        native language support

o        travel insurance coverage

         Today, the worldwide market for travelers is estimated to exceed 700 million cell phone users. The countries that receive the most international travelers include: United States, France, Spain, Italy and China.

         For example, the USA receives approximately 44 million travelers annually, the majority of whom come from Mexico and Canada. Within this group of travelers to the United States, however, there are approximately 3.2 million travelers from Japan and another 900,000 travelers from France.

         In the other direction, there are approximately 50 million annual United States outbound international travelers of which approximately 13.2 million travels to Europe, with approximately 2.4 million traveling to France,
1.9 million to Italy and 1.7 million to Germany. Another 3.5 million American travelers visit other European countries where English is not the spoken language (Source: WTO 2004). Thus, in these three markets alone there is a potential customer base of approximately 23 million consumers of the Company's services.

(c) DISTRIBUTION METHODS OF THE PRODUCTS AND SERVICES.

         Subject to cash flow requirements, the new service will be launched in the United States during the summer 2007 travel season. The deployment effort will be aimed at travelers going primarily to Western Europe and other related worldwide destination. The Company will shift its cell phone offering to a prepaid platform that eliminates the need to negotiate for wireless carrier access directly with the host country wireless provider. Prepaid minutes can be purchased for use in any international country with ancillary services supported by both the insurance provider and the host country wireless provider. Both services will need to be present in a given country for the Company to offer its travel insurance kit. Although the Company may be forced to pay higher roaming costs for prepaid wireless connections, the margins in the insurance product will offset the additional cost burden for the prepaid long distance minutes.

         The insurance kit will be offered through travel agents at a retail price just slightly above the typical cost of international travel insurance without a cell phone. The phone will be marketed as an "emergency cell phone" that is "free" with the purchase of the travel insurance. The phone will include 30 minutes of call time and have all of the international services provided by the Company's cell phone. The travel agents will be offered commissions to sell the insurance/phone kit. The sale of the service will be completely Internet driven and will be handled entirely by the travel agent. The travel agent will be set-up as a "sales representative" for the service. They will have the ability to sell the service and track their sales and commissions online through the Company online portal.

         According to the U.S. Census Bureau, there are over 100,000 travel agents in the United States. The Company intends to present the service offering to travel agents through email campaigns and direct marketing. It is the belief of management that the incentives offered to the travel agents will drive the sale of the service. The Company's management team and the newly retained business development consulting group are preparing the launching of the sales and marketing campaign.

         An expanded service offering is planned for international travelers from both France (July 2007) and Japan (beginning of 2008). The sales model for these countries is being contemplated and will likely utilize a unique retail distribution model. Consumers in France and Japan will likely purchase a CDRom at travel related outlets in order to receive the travel insurance kit. The CDRom will include activation/authentication details (online) as well as a variety of travel related content aimed at providing superior value for the customers pre-trip planning.

         An expanded service offering is planned for international travelers from France. The sales model for these countries is being contemplated and will likely utilize a wholesale distribution model averaging 45% commission with a potential coverage of 5,139 retail points and may include supporting e-commerce sales efforts. In France, logistic operations, sales and marketing will be managed through an existing Vocalenvision subsidiary and will include the support of local management consultants and brokers who are currently under agreement with Vocalenvision.

(d)      DISTRIBUTION MODEL.

o Large distribution: local supermarket, malls, retail stores, shopping centers (travel sections).

o        Retail sponsored promotion of service at the shop, travel agent etc.

o Internet site (includes: major travel portals), travel agent, airline, car rental and regional agent networks.

o        CDRom at point of purchase (activation cost: Euro 75 to 150).

o        Bar code tracks sale.

o Activate service via toll free or Internet (credit card obtained for guarantee).

o Vocalyz(TM) phone subsequently sent to customer via postal service, or pick up point, vending machine (prior to and after the trip).

Also, it is anticipated that on-going negotiations with a leading international telecom group will result in an agreement to implement and deploy the Continan service and technology by the telecom group to its own customer base in July 2007.

(e)      PUBLICLY ANNOUNCED NEW SERVICES.

         With the exception of successful test marketing efforts in Japan during 2006/2007, the Company has not publicly announced new products or services.

(f)      COMPETITIVE BUSINESS.

         Vocalenvision believes it is the first provider of these types of services to international travelers. As such, it has several distinct and significant advantages over other companies catering to international travelers. The competition is very fractionalized among numerous and disparate providers.

         There are other companies in the market who target international travelers with wireless "rental" solutions; however, the Company believes that it is the first company to specialize in the delivery of targeted international traveler services such as mobile interpretation, concierge and insurance travel coverage. The Company's competitors should be considered as providing "components" of wireless service, but none provide an aggregate of voice, in-language contents, text and electronic wallet that form the more complete service offered by Vocalenvision.

         Two competitors in the "voice only" market are as follows:

o        Cellhire - (UK).

o        Telestial - (US/San Diego, CA).

(g)      SOURCES OF SERVICES.

         In the United States, the Company has entered into a contract with Pinpoint Wireless, a direct mobile virtual network operators ("MVNO") of TMobile USA to provide nation-wide coverage to the Company's potential customers. Through Pinpoint, Vocalenvision also has access to Tmobile, Cingular as well as a myriad of local wireless operator roaming networks within the USA. The Company is currently working with Pinpoint to open mobile international roaming agreements that will provide Vocalenvision access to roaming networks in over 120 countries worldwide.

         The Company has also signed an international GSM termination agreement with Orange/France-Telecom that covers 220 countries.

         The Company's U.S. based network facilities are hosted by Pacific Telecom Services ("PTS"). PTS is Vocalenvision's central switching hub for U.S. originated and terminated traffic over the public switched telephone network. PTS also has Internet protocol processing capabilities for interconnections to the Company's Western European network facilities hub.

         The Company has also entered into an agreement with Metro One Telecommunications, Inc., also known as Infone(TM), a U.S. based nationwide provider of enhanced 411 services. In 2004, the Company entered into an agreement with Digitrad France to furnish telecommunications services to and from France for international travelers arriving in France and traveling from France to the United States.

         In general, all of these agreements provide for stipulated usage charges for blocks of minutes that we, or our customers, use. In return, the mobile wireless providers undertake to furnish these services without interruption at all times and in all of the geographic areas listed in each of the agreements; however, there is also a recognition in each agreement that various forces including regulatory developments may occur to alter the pricing or the ability of the mobile carrier to deliver the services at the agreed upon rates. There is a dispute resolution mechanism provided in each agreement.

(h)      DEPENDENCE ON A FEW MAJOR CUSTOMERS.

         The Continan distribution strategy will be to spread its customers base across multiple wireless and content platforms with the exception of the services sold by the major telecom providers directly to its own customer base.

(i)      PATENTS, TRADEMARKS.

         The Company is in the process of applying for a trademark for Vocalyz(TM). The Company has also filed a patent application on September 20, 2004 for the combination of features involving the application of language use and immediate access to a variety of services in the language of the international traveler (see Exhibit 99).

         The application relates to a system for providing wireless communication services, audio and multimedia contents and services, live services and financial services from a cellular phone to individual users where total or partial control of all outgoing and incoming communications, of all phone numbers (such as, cellular phone number, destination numbers, caller identification number, services phone numbers), of all customers accounts and billing processes, resides in the invention and may be performed in total independence of the contracted wireless carrier.

(j)      GOVERNMENT APPROVAL.

         The Company is a mobile virtual network operator ("MVNO"); that is, a company that sells wireless cell phone services under its own brand name using the wireless network facilities of another mobile phone telecommunications company.

         According to various reports including Wikipedia, as of early 2006 there are approximately 200 MVNOs operational or planned worldwide.

         The existence of MVNOs has led to the creation of mobile virtual network enablers ("MNVE"), the best known of which is Telspace (See www.telspace.com). MNVEs have created technology that permits any potential MVNO to launch its business.

         Currently, MVNOs are not subject to any specific federal or state regulatory procedures that are unique to their status as MVNOs. To the Company's knowledge, there is no such regulation proposed or pending. MVNOs, however, are subject to standard state and federal telecommunications regulated taxes such as Universal Service Fund (USF), local and state sales tax and applicable federal excise tax.

(k)      RESEARCH AND DEVELOPMENT.

         The core of the Company's software development is accomplish to start up the first phase of sales and marketing, which includes modest upgrades to its interface with distributors and wholesalers and will need to develop and program such upgrades for an approximate cost of $100,000.

         For the years ended December 31, 2006 and 2005, all internal research and development costs were charged to expense as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Company-sponsored research and development costs related to both present and future products/services are expensed in the period incurred. Research and development costs (exclusive of salary related) were $246,411 for the year ended December 31, 2006 compared to $269,594 for the year ended December 31, 2005.

(l)      SIGNIFICANT EQUIPMENT.

         It will be necessary to deploy a second platform for redundancy for security reasons and strategic network organization. The anticipated cost will be $230,000. This new platform will be located in Los Angeles and will be integrated within the co-location facilities of PTS. The Company recently signed a letter of intent for the acquisition of PTS, and anticipates the acquisition to be closed in July 2007; this would give the Company the opportunity to have access to the existing telecom installation and organization operated by PTS.

         The Company does not anticipate the sale of any significant property, plant or equipment during the next twelve months. The Company does not anticipate the acquisition of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals used in the Company's day-to-day operations. The Company believes it will have sufficient resources available to meet these acquisition needs.

(m)      EMPLOYEES.

         The number of full time employees of the Company is two. Approximately 50% of the development work, network implementation, platform set up, sales and marketing work is being done by outside consultants.

RISKS RELATED TO THE BUSINESS.

(a) HISTORY OF LOSSES MAY CONTINUE, REQUIRING ADDITIONAL SOURCES OF CAPITAL, WHICH MAY RESULT IN CURTAILING OF OPERATIONS AND DILUTION TO EXISTING STOCKHOLDERS.

         The Company incurred net losses of $4,336,029 for the year ended December 31, 2006, $1,359,128 for the year ended December 31, 2005, and $6,653,482 for the period of inception (September 16, 2002) to December 31, 2006. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses. The Company's possible success is dependent upon the successful development, deployment and marketing of its services, of which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of the Company's control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges. The Company anticipates that it will require additional funds to continue operations for the next twelve months. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders.

(b) THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER THE ABILITY TO OBTAIN FUTURE FINANCING.

         In its report dated April 6, 2007, the Company's independent registered public accounting firm stated that the financial statements for the years ended December 31, 2006 and 2005, and for the period of inception (September 16, 2002) to December 31, 2006, were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit of $6,653,482 at December 31, 2006 and recurring losses from operations. The Company continues to experience net losses. The Company's ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions/individuals where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(c) THE COMPANY MAY NOT BE ABLE TO ACCOMMODATE RAPID GROWTH WHICH COULD DECREASE REVENUES AND RESULT IN A LOSS OF CUSTOMERS.

         To manage anticipated growth, the Company must continue to implement and improve its operational, financial and management information systems. The Company must also hire, train and retain additional qualified personnel, continue to expand and upgrade core technologies, and effectively manage its relationships with end users, suppliers and other third parties. The Company's expansion could place a significant strain on its current services and support operations, sales and administrative personnel, capital and other resources. The Company could also experience difficulties meeting demand for its services. The Company cannot guarantee that its systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market. The Company's failure to effectively manage growth could adversely affect its business and financial results.

(d) THE COMPANY'S CUSTOMERS REQUIRE A HIGH DEGREE OF RELIABILITY IN EQUIPMENT AND IF THE COMPANY CANNOT MEET THEIR EXPECTATIONS, DEMAND FOR ITS SERVICE MAY DECLINE.

         Any failure to provide reliable equipment and services for the Company's customers, whether or not caused by their own failure, could reduce demand for the Company's services. The Company continues to improve its services and related technology and as such, the Company does not expect negative customer response however this cannot be assured. Negative customer response could impair the Company's reputation and impair its ability to make future sales.

(e) DEPENDENCE ON SUPPLIERS MAY AFFECT THE ABILITY OF THE COMPANY TO CONDUCT BUSINESS.

         The Company supplies telephones to its customers that contain their own SIM cards, and which channel calls into our network via a platform, from which our interpreter and concierge services are available. The Company must purchase these telephones that require payment prior to shipment. Thus, the Company's growth depends on the number of telephones available for distribution through rentals and sales, and that, in turn, depend upon available capital for the purchases. Often the availability of telephones at the best prices is dependent upon the Company's ability to commit to an immediate purchase and to pay immediately. If the Company cannot buy telephones in sufficient numbers or at favorable rates, our revenues may decline or our operating expenses may increase. The Company only has limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of telephone be compromised, it could force the Company to develop alternative designs, which could add to the cost of goods sold and compromise delivery commitments. In such an instance, the Company would not be able to meet the needs of its customers for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

(f) THE COMPANY FACES STRONG COMPETITION IN ITS MARKET, WHICH COULD MAKE IT DIFFICULT FOR THE COMPANY TO GENERATE INCOME

         The Company's future success will depend on its ability to adapt to rapidly changing technologies, evolving industry standards, service offerings and evolving demands of the marketplace. The Company competes for customers primarily with facilities-based carriers, as well as with other non-facilities-based network operators. Some of the Company's competitors have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than the Company has.

o Some of our competitors provide functionalities that the Company does not. Potential customers who desire these functions may choose to obtain their equipment from the competitor that provides these additional functions.

o Potential customers may be motivated to purchase their wireless Internet equipment from a competitor in order to maintain or enhance their respective business relationships with that competitor.

In addition, the Company's competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes

         Competitors may develop or offer services that provide significant (technological, creative, performance, price) or other advantages over the services offered by the Company. If the Company fails to gain market share or loses existing market share, its financial condition, operating results and business could be adversely affected and the value of the investment in the Company could be reduced significantly. The Company may not have the financial resources, technical expertise, marketing, and distribution or support capabilities to compete successfully.

         The Company believes that as the cost to the consumer for voice transmission decreases, consumers will be attracted by the additional services available from transmission service providers. While at the present time our interpreter and concierge services are relatively unique, a larger, better financed transmission service provider might decide to develop its own competitive services to offer to its own customer base, thereby keeping them from migrating to us.

(g) UNCERTAIN DEMAND FOR SERVICES MAY CAUSE REVENUES TO FALL SHORT OF EXPECTATIONS AND EXPENSES TO BE HIGHER THAN FORECAST IF THE COMPANY NEEDS TO INCUR MORE MARKETING COSTS.

         The Company is unable to forecast revenues with certainty because the Company may not continue to provide services in the future to meet the continually changing demands of customers. The Company is in the process of refining its sales and marketing plan for in order to achieve the desired level of revenue, which could result in increased sales and marketing costs. In the event demand for the Company's services does not prove to be as great as anticipated, revenues may be lower than expected and/or sales and marketing expenses higher than anticipated, either of which may increase the amount of time and capital that the Company needs to achieve a profitable level of operations. There is no assurance that the Company will be successful in marketing the services contemplated. Although management has many years of sales experience and has conducted an informal market research study with respect to our business, there is no assurance that the market that we propose to establish will be sufficiently responsive, properly located, and demographically inclined to the type of operation we intend to operate.

(h) THE COMPANY COULD FAIL TO DEVELOP NEW SERVICES TO COMPETE IN AN INDUSTRY OF RAPIDLY CHANGING TECHNOLOGY, RESULTING IN DECREASED REVENUES.

         The Company operates in an industry with rapidly changing technology, and its success will depend on the ability to deploy new services that keep pace with technological advances. The market for communications services is characterized by rapidly changing technology and evolving industry standards. The Company's technology or systems may become obsolete upon the introduction of alternative technologies. If the Company does not develop and introduce new services in a timely manner, it may lose opportunities to competing service providers, which would adversely affect business and results of operations.

         There is a risk to the Company that there may be delays in initial implementation of new services. Further risks inherent in new service introductions include the uncertainty of price-performance relative to products/services of competitors, competitors' responses to its new service introductions, and the desire by customers to evaluate new services for longer periods of time. Also, the Company does not have any control over the pace of technology development. There is a significant risk that rights to a technology could be acquired or be developed that is currently or is subsequently made obsolete by other technological developments. There can be no assurance that any new technology will be successfully acquired, developed, or transferred.

(i) NEW VERSIONS OF THE COMPANY'S SERVICES MAY CONTAIN ERRORS OR DEFECTS, WHICH COULD AFFECT ITS ABILITY TO COMPETE.

         The Company's services are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of its services. The Company may in the future discover errors and additional scalability limitations in new releases or new products/services after the commencement of commercial shipments or be required to compensate customers for such limitations or errors, the result of which its business, cash flow, financial condition and results of operations could be materially adversely affected.

(j) THE COMPANY'S ABILITY TO GROW IS DIRECTLY TIED TO ITS ABILITY TO ATTRACT AND RETAIN CUSTOMERS, WHICH, IF NOT SUCCESSFUL, COULD RESULT IN REDUCED REVENUES.

         The Company has no way of predicting whether its marketing efforts will be successful in attracting new customers and acquiring substantial market share. If the Company's marketing efforts fail, it may fail to attract new customers, which would adversely affect business and financial results.

         Vocalenvision, Inc. is dependent upon travel agents and brokers to get Vocalenvision telephones, offering its interpreter and concierge services, into the hands of international travelers prior to their deciding upon alternative communication methods. Vocalenvision does not have control of such representatives and is therefore uncertain about its ability always to contact potential customers on a timely basis.

(k) DISRUPTIONS IN OR INTERFERENCE WITH INTERNATIONAL TRAVEL COULD AFFECT THE COMPANY'S BUSINESS.

         The Company's core competency relates to providing interpreter and concierge services to international travelers. Therefore, any disruption or limitation on international travel could have an adverse effect on our business and revenues. Virtually all such disruptions arise from events beyond the Company's control, such as terrorist acts which cause governments to limit international travel, higher fuel costs which make the costs of travel too expensive, travel restrictions, imposed because of an epidemic or pandemic, such as bird flu, or economic downturns that make fewer funds available for leisure travel. Furthermore, the Company does not have alternate revenue sources to substitute for any such disruption or limitation.

(l)      THE COMPANY'S SUCCESS IS LARGELY DEPENDENT ON THE ABILITIES OF ITS
MANAGEMENT.

         The Company's success is largely dependent on the personal efforts and abilities of its senior management, none of which currently has an employment agreement with the Company. The loss of certain members of the Company's senior management, including its chief executive officer, could have a material adverse effect on its business and prospects.

         The Company intends to recruit in fiscal year 2007 employees who are skilled in its industry. The failure to recruit these key personnel could have a material adverse effect on the Company's business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

(m) ANY REQUIRED EXPENDITURES AS A RESULT OF INDEMNIFICATION WILL RESULT IN AN INCREASE IN THE COMPANY'S EXPENSES.

         The Company's articles of incorporation and bylaws include provisions to the effect that the Company may indemnify any director, officer, or employee. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of the Company's directors and officers for monetary damages arising from a breach of their fiduciary duties. Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

RISKS RELATING TO THE COMMON STOCK.
-----------------------------------

(a)      THE COMPANY'S COMMON STOCK PRICE MAY BE VOLATILE.

         The trading price of the Company's common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company's control and may not be directly related to its operating performance. These factors include the following:

o price and volume fluctuations in the overall stock market from time to time;

o significant volatility in the market price and trading volume of securities of companies in the same business as the Company;

o changes in regulatory policies with respect to the business of the Company;

o actual or anticipated changes in earnings or fluctuations in operating results;

o        general economic conditions and trends;

o        loss of a major funding source; or

o        departures of key personnel.

         Due to the continued potential volatility of the Company's common stock price, the Company may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from its business.

(b)      ABSENCE OF CASH DIVIDENDS MAY AFFECT INVESTMENT VALUE OF THE COMPANY'S
STOCK.

      The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company, as well as legal limitations on the payment of dividends out of paid-in capital.

(c) NO ASSURANCE OF PUBLIC TRADING MARKET AND RISK OF LOW PRICED SECURITIES MAY AFFECT MARKET VALUE OF THE COMPANY'S STOCK.

         The SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

         The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

         There has been only a limited public market for the common stock of the Company. The Company's common stock is currently traded on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

         Potential stockholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and
(v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(d) FAILURE TO REMAIN CURRENT IN REPORTING REQUIREMENTS COULD RESULT IN DELISTING FROM THE OVER THE COUNTER BULLETIN BOARD.

         Companies trading on the Over the Counter Bulletin Board ("OTCBB"), such as the Company, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. If the Company fails to remain current in its reporting requirements, the Company could be delisted from the Bulletin Board.

         In addition, the National Association of Securities Dealers, Inc., which operates the OTCBB, has adopted a change to its Eligibility Rule, in a filing with the SEC. The change makes those OTCBB issuers that are cited for filing delinquency in their Form 10-K/Form 10-Q three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this proposed rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) is not considered late. This rule does not apply to a company's Current Reports on Form 8-K.

         The Company has cited for being late in filing its periodic reports twice within the past 12 months (including this Form 10-KSB). Therefore, it the Company is cited one more time within the next 12 months, its common stock would be delisted from the Bulletin Board. As a result of these rules, the market liquidity of the Company's common stock could be severely adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

(e)      FAILURE TO MAINTAIN MARKET MAKERS MAY AFFECT VALUE OF COMPANY'S STOCK.

         If the Company is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

(f)      SHARES ELIGIBLE FOR FUTURE SALE MAY AFFECT MARKET PRICE.

         All the shares currently held by management and major stockholders have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current public information is then available. If a substantial number of the shares owned by these stockholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY.

         The principal executive offices for the Company currently consist of approximately 1,048 square feet of office space, which are located at 11601 Wilshire Boulevard, Suite 2030, Los Angeles, California. The Company leases this property on a month-to-month basis at the monthly rent of $3,500 as of December 31, 2006. Prior to the end of December 2006, a larger area was leased consisting of 1,500 square feet with a rent of $4,300. The total rent payments for this property during 2006 was approximately $51,600.

Furniture and equipment consisted of the following as of December 31, 2006:

                                                                         2006
                                                                       --------
         Furniture and fixtures                                        $ 12,272
         Computers and equipment                                         63,452
                                                                       --------
              Total                                                      75,724
         Less: accumulated depreciation                                 (40,597)
                                                                       --------
         Machinery and equipment, net                                  $ 35,127
                                                                       ========

Depreciation expense amounted to $14,907 for the year ended December 31, 2006 and $12,752 for the year ended December 31, 2005.

Intangible assets consisted of the following at December 31, 2006:

                                                                        2006
                                                                      ---------
         Patent application costs                                     $  60,982
         Website development costs                                       40,908
         Network interconnection                                          5,300
                                                                      ---------
              Total                                                     107,190
         Less: accumulated amortization                                 (43,016)
                                                                      ---------
         Intangible assets, net                                       $  64,174
                                                                      =========

Amortization expense amounted to $12,212 for the year ended December 31, 2006 and $15,892 for the year ended December 31, 2005.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION.

         The Company's shares of common stock are traded on the Over the Counter Bulletin Board under the symbol "CNTN." From November 4, 2004 (when trading commenced no the Bulletin Board) through November 30, 2006, the stock traded under the symbol "TXXN." The range of closing bid prices shown below is as reported by the Over the Counter Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. These prices reflect the 1 for 20 reverse split of the Company's common stock on December 1, 2006.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2006
----------------------------------------------

                                                            HIGH        LOW

Quarter Ended December 31, 2006                             $1.14      $0.30
Quarter Ended September 30, 2006                            $3.90      $1.00
Quarter Ended June 30, 2006                                 $6.60      $3.10
Quarter Ended March 31, 2006                                $5.60      $1.00

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2005
----------------------------------------------

                                                            HIGH        LOW

Quarter Ended December 31, 2005                             $1.50      $0.80
Quarter Ended September 30, 2005                            $3.80      $1.50
Quarter Ended June 30, 2005                                 $7.60      $3.20
Quarter Ended March 31, 2005                                $9.80      $2.40

HOLDERS OF COMMON EQUITY.

         As of April 1, 2007, the Company had approximately 58 record holders of its common stock. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

DIVIDEND INFORMATION.

         The Company has not declared or paid a cash dividend to stockholders since it was organized. The board of directors presently intends to retain any earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors.

EQUITY SECURITIES SOLD WITHOUT REGISTRATION.

         Sales of unregistered (restricted) securities during the fiscal year ended December 31, 2006 that have not been previously reported either in a Form 10-QSB or in a Form 8-K:

         (a) In February 2006, the Company granted an option to purchase 65,000 (1,300,000 pre reverse split) restricted shares of common stock, exercisable at exercisable at $0.02 ($0.001 pre reverse split) per share, to a consultant for assistance in the share exchange between Texxon and TelePlus. This option was originally valued at $130,000. At December 31, 2006, the value of the option was calculated to be $19,255.

         (b) In April 2006, the Company granted an option to purchase 36,675 (733,500 pre reverse split) restricted shares of common stock, exercisable at exercisable at $0.02 ($0.001 pre reverse split) per share, to a consultant in exchange for consulting services valued at its fair market value for the services performed at $40,343. At December 31, 2006, the value of the option was calculated to be $10,782.

         (c) In April 2006, the Company granted an option to purchase 6,113 (122,250 pre reverse split) restricted shares of common stock, exercisable at exercisable at $0.02 ($0.001 pre reverse split) per share, each to two employees (total of 12,225 (244,500 pre reverse split) shares of common stock). The option was valued at $13,448.

         (d) In April 2006, the Company granted an option to purchase 26,488 (529,750 pre reverse split) restricted shares of common stock, exercisable at exercisable at $0.02 ($0.001 pre reverse split) per share, to two members of management (total of 52,975 (1,059,500 pre reverse split) shares of common stock). The option was valued at $58,373.

         (e) In April 2006, the Company granted an option to purchase 75,000 (1,500,000 pre reverse split) restricted shares of common stock, exercisable at exercisable at $3.40 ($0.17 pre reverse split) per share, to an investment banking and financial advisory organization as partial compensation for assistance in identifying suitable acquisition targets and long term funding. This option was originally valued at $234,000. At December 31, 2006, the value of the option was calculated to be $18,482.

         (f) In May 2006, the Company granted an option to purchase 18,338 (366,750 pre reverse split) restricted shares of common stock, exercisable at exercisable at $0.02 ($0.001 pre reverse split) per share, to one employee. The option was valued at $20,171.

         (g) The Company granted options to purchase 176,875 (3,537,500 pre reverse split) restricted shares of common stock to employees on May 25, 2006 (based on performance), exercisable at $0.02 ($0.001 pre reverse split), that vest immediately. At the time of grant, the Company was unable to determine whether the Company would meet the requirement needed in order to grant the options. Due to these facts, no expense or paid in capital has been recorded.

         (h) In July 2006, the Company contracted with a third party to perform public relations services. The total value of the services to be provided was $500,000; the term of the contract was one year. The Company granted a warrant to purchase 192,308 (3,846,154 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share. Because of the one-year term of the contract, the Company only recognized the grant of a warrant to purchase 961,538 shares at an expense of $125,000. At December 31, 2006, the value of the option was calculated to be $14,266.

         (i) In July 2006, a settlement agreement was agreed upon between the Company and a consulting group for financial public relations services that was performed (see Exhibit 10.5). Under this agreement, the Company was to issue 7,700,000 restricted shares of common stock for compensation for the services performed by the consulting group. The value of the shares on the date of issuance was based on the fair market value of the common shares on the date of settlement. The Company had recorded this expense as public relations services expense in the amount of $847,000. However, the Company did not have sufficient common shares authorized to settle this contract at the time of settlement. Therefore, 4,990,000 (249,500 post split) common shares were issued to the consulting group as of September 30, 2006. The Company still owed 2,710,000 shares to complete a settlement agreement dated December 28, 2006 (see Exhibit 10.8). A liability to issue the remaining shares was recorded based on the market price at the time of the settlement of $0.11 per share. As of December 31, 2006, the value of this stock was calculated to be $1,626,000, of which $54,200 was recognized as common stock and $1,571,800 was recognized as APIC. As of December 31, 2006, the shares were considered to be outstanding; however, stock certificates were not issued until after year-end.

         (j) In August 2006, the Company entered into a funding agreement with First Bridge Capital Incorporated for working capital purposes (see Exhibit 10.7). First Bridge Capital Incorporated will make serial investments in the maximum amount of $1,000,000 for a future exchange of the Company's convertible preferred stock. Before recapitalization, the Company had received $538,500 in advance payments from First Bridge Capital. However, after the recapitalization was completed, all advance payment of $538,500 and related accrued interests of $12,456 were converted into 5,510 shares of preferred stock at year end, on the basis of 1 preferred share issued for each $100 owed. As of December 31, 2006, this agreement was finalized and the shares were considered outstanding as of that date (see Exhibit 10.8). However, a stock certificate was not issued until subsequent to year-end.

         In connection with the funding agreement, the Company issued First Bridge Capital a warrant to purchase 50,000 (1,000,000 pre reverse split) restricted shares of common stock. This warrant was originally valued at $4,965. At December 31, 2006, the value of the option was calculated to be $14,836.

         (k) In October 2006, the Company granted an option to purchase 10,000 (200,000 pre reverse split) restricted shares of common stock, exercisable at $0.01 per share, to a non-employee; this option will expire on October 15, 2011. This option was granted in exchange for consulting services, valued at $11,814. At December 31, 2006, the value of the option was calculated to be $6,976.

         (l) On December 6, 2006, the promissory note issued to Kurt Hiete in the amount of $48,500 was converted into 200,000 restricted shares of common stock. The amounts of loan and accrued interest converted were $60,326. As of December 31, 2006, this agreement was finalized and the shares were considered outstanding as of that date. However, stock certificates were not issued until after April 1, 2007 so they are not included in the number of issued and outstanding shares as of April 1, 2007.

         (m) In December 2006, accounts payable to a consulting company in the amount of $12,698 was converted into 22,650 restricted shares of common stock ($0.56 per share). The Company recorded common stock in the amount of $23 and APIC in the amount of $12,675.

         (n) In December 2006, the promissory note issued to Rakgear, Inc. in the amount of $57,500 was converted into 210,914 restricted shares of common stock. The amounts of loan and accrued interest converted were $63,274. The Company recorded common stock in the amount of $211 and APIC in the amount of $63,063. As of December 31, 2006, this agreement was finalized and the shares were considered outstanding as of that date. However, stock certificates were not issued until subsequent to year-end.

         (o) In December 2006, the Company granted an option to purchase 70,000 restricted shares of common stock, exercisable at $0.01 per share, to a non-employee; this option will expire on December 31, 2011. This option was granted in exchange for consulting services, valued at $48,846.

         (p) In December 2006, the Company granted options to purchase 414,900 restricted shares of common stock, exercisable at $0.01 per shares, for consulting services; these options expire on December 31, 2011. These options were valued at $215,748.

         (q) In December 2006, the Company granted options to purchase 179,300 restricted shares of common stock, exercisable at $0.01 per share, to various employees; these options will expire on December 31, 2011. These options were valued at $93,236.

         (r) In December 2006, accounts payable to a consulting company in the amount of $12,698 was converted into 22,650 restricted shares of common stock ($0.56 per share). The Company recorded common stock in the amount of $23 and APIC in the amount of $12,675. As of December 31, 2006, this agreement was finalized and the shares were considered outstanding as of that date. However, stock certificates were not issued until after April 1, 2007 so they are not included in the number of issued and outstanding shares as of April 1, 2007.

         (s) In December 2006, accounts payable to a consulting company in the amount of $34,830 was converted into 35,000 restricted shares of common stock ($0.99 per share). The Company recorded common stock in the amount of $35 and APIC in the amount of $34,795. As of December 31, 2006, this agreement was finalized. As of December 31, 2006, this agreement was finalized and the shares were considered outstanding as of that date. However, stock certificates were not issued until after April 1, 2007 so they are not included in the number of issued and outstanding shares as of April 1, 2007.

         (t) In 2006, a third party exercised a warrant to purchase 290,000 (5,800,000 pre reverse-split) restricted shares of common stock pursuant to a settlement agreement executed on December 31, 2005. The Company issued 290,000 shares of its common stock related to the transaction and the value was recorded as paid-in capital.

         (u) In 2006, the Company contracted with a third party to perform public relations services that amounted to $24,000. The Company agreed to pay for these services in common stock based upon the average 30 day trading price at a specified time during the year. The average trading price determined was $0.29 per share; resulting in the need to issue 4,137 (82,759 pre reverse split) restricted shares of common stock. The Company did not have sufficient authorized common shares available to settle this contract. Therefore a liability was accrued for the service expense incurred of $24,000. At December 31, 2006, the value of the stock was calculated to be $2,152.

         No commissions have been paid in connection with these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she/it is a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

COMPANY PURCHASES OF EQUITY SECURITIES.

         There were no purchases of the Company's common stock by the Company or its affiliates during the year ended December 31, 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its audited consolidated financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

OVERVIEW.

         The Company is a telephony services company located in Los Angeles, California. As one of the first emerging truly international MVNO's (mobile virtual network operators), the Company has built a platform that can be used to provide a wide array of services to mobile/WiFi phone and VOIP users worldwide.

         The Company is the parent company of Vocalenvision, a pioneer in the field of wireless communications. The Company's main role is that of a research and development incubator that endeavors to create new opportunities for its subsidiaries for the continually evolving convergence of international GSM wireless, WiFi and VoIP networks that create the vehicles that consistently deliver its innovative "native-language" contents and services to the end-user customer. In addition, the Company is actively seeking acquisition targets to diversify the company's holdings and to strengthen the new "Continan Communications" brand.

         Through its Vocalenvision subsidiary, the Company offers proprietary products and services that help customers communicate effectively while traveling abroad. Branded as Vocalyz(TM), the Company's wireless service has market potential, boasting amongst its features a "teleconcierge", who is a live operator trained to provide a variety of business-related and travel-related services to travelers directly from their Vocalyz travel phone.

            Vocalenvision has to date expended much of its efforts and funds on development of proprietary software and the initiation of its sales and marketing efforts. It is uncertain about the market acceptance of its products that, aside from voice transmission at a competitive rate, include auxiliary services offered through its platform and software and delivered to the customer's cellular phone.

         The Company maintains its network operations and primary customer service center at its Los Angeles headquarters, and has strategic relationships with several service networks in the United States, Europe, and Asia.

         The Company is focused on the continued development and implementation of a proprietary layered communications architecture that operates in unison with conventional wireless, VoIP and PSTN networks in order to deliver "native-language" services to its end customers.

         The Company operates many of its own "in-network" platforms as an independent unit while using existing operator networks from the leading international cellular service providers to transport the customer's calls as well as deliver users "native-language" content. The Company supplies enhanced services and on-demand information to its customers via wireless, WiFi and VoIP devices in over 120 languages.

         To date, Vocalenvision, Inc. has not yet had sales. It expects initial growth in its sales to come primarily from the re-marketing of its traveler's assistance coverage and related wireless services (the Super Travel Kit) through agents and brokers who represent the travel industry. Sales are anticipated to start mid 2007 in USA and in France. It is anticipated that the services will provide income to Continan but not sufficient to cover all operational expenses of the following 12 months.

         As one of the first MVNO's to target international travelers, the Company should be able to capture a large portion of the travel market by providing its core services to a highly untapped market. By forming synergistic relationships with various service providers and content providers, the Company will also be able to continue to grow revenues significantly by offering the travelers a wide array of services and content in their native languages.

         Vocalenvision, Inc. is dependent upon supplying telephones which contain its proprietary SIM cards and which channel calls into the Vocalenvision network via its platform from which its interpreters and concierge services are available. Vocalenvision must purchase the phones that require payment prior to shipment. Thus, Vocalenvision's growth is dependent on the number of telephones which it can freely distribute and that, in turn, is dependent upon Vocalenvision's available capital for the purchase of the hardware.

         Vocalenvision, Inc. is also dependent upon travel agents and brokers to get Vocalenvision telephones, offering its interpreter and concierge services, into the hands of international travelers prior to their deciding upon alternative communication methods. Vocalenvision does not have control of such representatives and is therefore uncertain about its ability always to contact potential customers on a timely basis.

         Because of the Company's platform, cost benefits, innovative content and extensive technology and sales management experience, the Company believes its current business focus towards this highly specific niche within the travel industry will result in the company realizing positive cash flow by the fourth quarter of 2008.

         The Company has historically experienced operating losses and negative cash flow. The Company expects that these operating losses and negative cash flows may continue through additional periods. Until recently, the Company has had a limited record of revenue-producing operations but with the modified and highly realistic service deployment strategy, the Company now believes it has a predictable, scalable revenue and business model that is based on the Company's short but proven revenue history will be able to achieve its business plans.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005.

         The acquisition of TelePlus was considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the transaction is equivalent to the issuance of stock by a development stage company (TelePlus) for the net monetary assets of a public company (Texxon), accompanied by a recapitalization. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill and other intangible assets were not recorded. Accordingly, these consolidated financial statements are the historical financial statements of TelePlus.

         TelePlus was incorporated in the State of California on September 2, 2002.

(a)      REVENUES.

         Revenues were $59,905 for the ended December 31, 2006 compared to $69,965 for the period ended December 31, 2005, a decrease of $10,060 or approximately 14%. The revenue in 2006 did not increase significantly since the revenue was still begin generated by the few beta test phones that had been deployed in the Japanese market place.

(b)      GENERAL AND ADMINISTRATIVE EXPENSES.

         General and administrative expenses were $2,042,100 for the year ended December 31, 2006 compared to $964,762 for the year ended December 31, 2005, an increase of $1,077,338 or approximately 112%. Some of the most significant changes were attributed to the following items. Commission and distributor fees changed from $18,492 to $76,600, an increase of $58,108 or approximately 300% as the distribution network was being expanded for the planned increase in business; public relations changed from $36,686 to $1,020,750, an increase of $984,064 or approximately 2,538%, with the bulk of the promotion expense going to Sandler Communication at $125,000 to promote the Company and $847,000 going to Stock Communication Group for promotions; accounting and audit changed from $59,588 to $109,492, an increase of $49,904 or approximately 84%, mainly due to the cost of the reverse merger; and payroll and consulting fees changed from $357,647 to $814,313, an increase of $456,666 or approximately 127%, since the Company added consultants to manage the public side of the Company and for sales and marketing and technical support.

(c)      OTHER INCOME (EXPENSE).

         The Company realized total other expense of $910,040 for the year ended December 31, 2006 compared to total other expense of $104,593 for the year ended December 31, 2005, an increase of $805,447 or approximately 770%. The primary components of other expense for the year ended December 31, 2006 were a loss on derivative instruments of $841,066, due to the change in the fair value of derivative liabilities. This was the result of a settlement agreement for the issuance of 7,700,000 shares to Stock Communications Group at the time when there were not sufficient authorized shares. The balance of the shares was 2,710,000, and the terms of their release was determined in a contract dated December 28, 2006.

(d)      NET OPERATING LOSS CARRY FORWARD.

         The Company has federal and state tax net operating loss carry forwards available for future periods of approximately $9,244,405, of which $3,647,999 was incurred by the Company prior to the merger. The realization of deferred tax assets is dependent upon future earnings, if any, the timing and the amount of which are uncertain. Accordingly, the net deferred tax asset has been fully offset, due to the uncertainty of the realization, by a valuation allowance.

(e)      NET LOSS.

         The net loss was $4,336,029 for the year ended December 31, 2006 compared to $1,359,128 for the year ended December 31, 2005, an increase of $2,976,901 or approximately 219%. This increase in net loss was the result of the factors set forth above. Management attempted to control expenses by making some staff reductions at the end of 2006.

FACTORS THAT MAY AFFECT OPERATING RESULTS.

         The Company's operating results can vary significantly, depending upon a number of factors, many of which are outside the Company's control. General factors that may affect the Company's operating results include:

o        market acceptance of and change in demand for products and services;

o        change in the distributor channel;

o a small number of customers account for, and may in future periods account for, substantial portions of the Company's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

o        gain or loss of clients or strategic relationships;

o announcement or introduction of new services and products by the Company or by its competitors;

o        the ability to build brand recognition;

o        timing of sales to customers;

o        price competition;

o the ability to upgrade and develop systems and infrastructure to accommodate growth;

o the ability to introduce and market products and services in accordance with market demand;

o        changes in governmental regulation;

o reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability;

o        valuation of derivative liabilities; and

o        general economic conditions.

         The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services and gain clients. Accordingly, the Company intends to invest in marketing, strategic partnerships and development of its client base. If the Company is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate its business.

OPERATING ACTIVITIES.

         Net cash used in operating activities was $886,962 and $1,089,259 for the years ended December 31, 2006 and 2005, respectively, a decrease of $202,297 or approximately 19%. The principal components of the net cash used in operations was a net loss of $4,336,029, offset by the stock compensation for consulting services and options granted to management and employees in the amount of $2,326,898, an increase in accounts payable of $353,013, an increase in management fees payable and accrued liabilities of $168,982.

INVESTING ACTIVITIES.

         Net cash used in investing activities was $8,420 for the year ended December 31, 2006 that was composed of payment for fixed and intangible assets of $3,057 and $5,363, respectively. For the period ended December 31, 2005 the cash flow to investing was $166,228 primarily due to payment for software development costs of $150,268

LIQUIDITY AND CAPITAL RESOURCES.

         As of December 31, 2006, the Company had total current assets of $10,968 and total current liabilities of $1,107,328, resulting in a working capital deficit of $1,096,360. At December 31, 2006, the Company's assets consisted primarily of cash of $8,710, other receivables of $1,758 and prepaid expenses of $500. As a development stage company that began operations in 2002, the Company has incurred $6,653,482 in cumulative total losses from inception through December 31, 2006.

         The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's independent registered public accounting firm's audit report included in this Form 10-KSB include explanatory paragraphs regarding the Company's ability to continue as a going concern.

         The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to generate sufficient cash flows from operations to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability.

         The Company's current cash flow from operations will not be sufficient to maintain its capital requirements for the year. Therefore, the Company's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing of up to $2,000,000 during the year ending December 31, 2007.

         The Company has been successful in obtaining the required cash resources by issuing stock and notes payable, including related party notes payable, to service the Company's operations through 2006. Net cash provided by financing activities was $878,553 for the year ended December 31, 2006, from the following: sale of common stock amounting to $214,500; liability for derivative instruments of $2,151; borrowing on notes payable to related party for $44,486, offset by repayments of notes payable to related parties of $6,157; borrowings on notes payable of $632,057; and payments on capital lease obligations of $8,484.

         Whereas the Company has been successful in the past in raising capital, no assurance can be given that sources of financing will continue to be available and/or that demand for its equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

         If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of the Company's planned product/service development and marketing efforts, any of which could have a negative impact on business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

o        curtail operations significantly;

o        sell significant assets;

o seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

o explore other strategic alternatives including a merger or sale of the Company.

         To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, dilution of the interests of existing stockholders may occur. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's assets prove to be inadequate to meet its operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

CONTRACTUAL OBLIGATIONS.

(a)      CAPITAL LEASE.

         The Company was obligated under a capital lease for computer equipment. For financial reporting purposes, the present value of the future minimum lease payments was capitalized and the principal portion of the lease obligation was included as a liability in the consolidated financial statements. Equipment under this capital lease totalled $20,333, net of accumulated depreciation of $10,762. The total minimum lease payments are $11,322 up to the end of the leases in 2009.

(b)      OPERATING LEASES.

         The principal executive offices for the Company currently consist of approximately 1,048 square feet of office space, which are located at 11601 Wilshire Boulevard, Suite 2030, Los Angeles, California. The Company leases this property on a month-to-month basis at the current monthly rent of $3,500 as of December 31, 2006. Prior to the end of December 2006, a larger area was leased consisting of 1,500 square feet with a rent of $4,300. The total rent payments for this property during 2006 was approximately $51,600.

(c)      INDEMNITIES AND GUARANTEES.

         During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, lease agreements. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite.

OFF BALANCE SHEET ARRANGEMENTS.

         Other than operating leases, the Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures.

INFLATION.

         The impact of inflation on the costs of the Company and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company's operations over the past year and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

CRITICAL ACCOUNTING POLICIES.

         The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) valuation of stock-based compensation arrangements; (b) revenue recognition; and
(c) derivative liabilities. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements.

(a)      VALUATION OF STOCK-BASED COMPENSATION ARRANGEMENTS.

         The Company has issued, and intends to continue to issue, shares of common stock and options to purchase shares of its common stock to various individuals and entities for management, legal, consulting and marketing services. The Company adopted SFAS No. 123 (Revised 2004), "Share Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and allowed under the original provisions of SFAS No. 123. These transactions are reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

(b)      REVENUE RECOGNITION.

         The Company recognizes revenues when it receives confirmation of the order and the customer credit card has been debited and confirmed that customers have used cellular phone minutes.

(c)      DERIVATIVE LIABILITIES.

         During the year ended December 31, 2006, the Company issued warrants and options to numerous consultants and investors for services and to raise capital. During the period up until the recapitalization performed on December 1, 2006 (Note 1), the Company did not have sufficient authorized shares in order to issue these options should they be exercised. Because of the lack of authorized shares, the Company therefore needed to follow derivative accounting rules for its accounting of options and warrants.

         The Company evaluates the conversion feature of options and warrant indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF No. 01-06, "The Meaning of Indexed to a Company's Own Stock," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

         Pursuant to EITF 00-19, the Company was to recognize a liability for derivative instruments on the balance sheet to reflect the insufficient amounts of shares authorized, which would have otherwise been classified into equity. An evaluation of specifically identified conditions was then made to determine whether the fair value of warrants or options issued was required to be classified as a derivative liability. The fair value of warrants and options classified as derivative liabilities was adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss was recorded in the corresponding period earnings.

         In December 2006, the Company completed a reincorporation by merger with Texxon-Nevada, which, therefore, allowed the Company to increase its authorized preferred and common shares from 5,000,000 to 10,000,000 shares and from 45,000,000 to 100,000,000 shares, respectively.

         At the date of recapitalization, the Company recalculated the value of its options and warrants at the current fair value, and recorded an increase to equity and a decrease to derivative liabilities for the fair value of the options and warrants. The difference between the liability and the recalculated fair value was recorded as a gain or loss.

FORWARD LOOKING STATEMENTS.

         Information in this Form 10-KSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange Act of 1934, as amended. When used in this Form 10-KSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, need for future financing, dependence on personnel and operating expenses.

         Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to the Company's ability to obtain future financing and the risks set forth above under "Factors That May Affect Operating Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7. FINANCIAL STATEMENTS.

         The consolidated financial statements as of and for the year ended December 31, 2006, for the year ended December 31, 2005, and for the period from inception (September 16, 2002) are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

         In the Company's Form 10-QSB for the periods ended on September 30, 2006, the Company disclosed certain deficiencies that existed in the design or operation of the Company's internal control over financial reporting. However, the Company incorrectly disclosed that it has such controls. In reality, the Company does not currently have, and is not required to have internal controls over financial reporting. In fact, on December 15, 2006, the further extended for smaller public companies, such as the Company, the dates for their compliance with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002. Under the extension, such companies are not required to provide management's report on internal control over financial reporting until they file an annual report for its first fiscal year ending on or after December 15, 2007. In addition, such companies are not required to file the auditor's attestation report on internal control over financial reporting until it files an annual report for its first fiscal year ending on or after December 15, 2008.

          As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

         Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people and/or by management override of controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES.

         There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since its most recent evaluation.

ITEM 8B. OTHER INFORMATION.

SUBSEQUENT EVENTS.

         (a) On January 8, 2007, the Company issued 65,000 restricted shares of common stock to one consultant for prior services to the Company valued at $33,150 ($0.51 per share).

         (b) In August 2006, the Company entered into a funding agreement with First Bridge Capital Incorporated for working capital purposes (see Exhibit 10.6). Under the agreement, First Bridge Capital Incorporated was to make serial investments in the maximum amount of $1,000,000 for a future exchange of the Company's convertible preferred stock. On January 15, 2007, First Bridge advanced another $320,000 under this agreement, which was converted into 3,200 shares of Series A preferred stock, which have not yet been issued (see Exhibit 10.8).

         (c) On January 31, 2007, the Company commenced a private offering of up to $3,000,000 of Series A 8% convertible preferred stock at the offering price of $100 per Series A preferred share. At any time after the closing of the offering, an investor may convert some or all of the Series A preferred shares to shares of restricted common stock by giving not less than twenty days written notice to the decision to convert. The conversion date will be the 20th day after the date of the written notice ("Conversion Date").

         The conversion formula for a Series A preferred share is the lesser of
(i) $0.70, or (ii) the rate determined by (x) taking 70% of the average of the closing bid prices of the Company's common stock for the twenty consecutive day trading period immediately preceding the Conversion Date and (y) multiplying that by the dollar amount of the Series A preferred shares that are being converted.

         As of the date of this document, the Company has sold Series A preferred shares to one investor on March 8, 2007 in the amount of $15,000. This offering was terminated on March 31, 2007.

         No commissions have been paid in connection with this sale. This sale was undertaken under Rule 506 of Regulation D under the Securities Act of 1933. The transactions did not involve a public offering and the investors represented that he is a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS.

         The names, ages and respective positions of the directors and executive officers of the Company are set forth below. The directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors are elected for a term ending upon the date of the next annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

         There are no family relationships between any two or more of the Company's directors or executive officers. There are no arrangements or understandings between any two or more of the Company's directors or executive officers. There is no arrangement or understanding between any of the Company's directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company's affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officers or directors of the Company.

(a)      CLAUDE C. BUCHERT, CHIEF EXECUTIVE OFFICER/DIRECTOR.

         Mr. Buchert, age 66, assumed his current positions with the completion of the TelePlus acquisition on May 31, 2006. In 1991, he founded Atlantis Group, a dairy product-processing firm that developed the brand "BON LAIT" which he sold to Besnier, the European dairy conglomerate, in 1994. In 1994, Mr. Buchert founded INET, a telecommunications reseller. Subsequently renamed "Telis Communications Group, Inc.," he sold the company in 2003 to Atlas Telecommunication Group, an international, facilities based provider. Mr. Buchert then founded the TelePlus, Inc.

(b)      HELENE LEGENDRE, EXECUTIVE VICE PRESIDENT/SECRETARY.

         Ms. Legrendre, age 65, assumed her current position with the completion of the TelePlus acquisition on May 31, 2006. In January 2003, she became executive vice president and secretary of TelePlus, Inc, a developer of innovative wireless services, where she remained until the acquisition. In 1993 she became vice president and chief financial officer for INET, a start-up telecom long distance reseller. In 2002 that company was renamed Telis Communications Group, Inc., and in 2003 the company was sold to Atlas Telecom Group. Ms. Legendre left Atlas Telecom Group in 2003 to go to TelePlus, Inc.

(c)      ROSS A. NORDIN, TREASURER/CHIEF FINANCIAL OFFICER.

         Mr. Nordin, age 46, assumed his current positions with the completion of the TelePlus acquisition on May 31, 2006; he joined TelePlus in February 2006. From 2005 to 2006, prior to joining TelePlus, he was finance and operations manager for Third Coast Wordworks LLC in Nashville, Tennessee. From 1993 to 2004, Mr. Nordin was the general manager of Feamold, Inc. in Troy, Michigan, a consulting engineering firm that he founded for software simulation of vehicle impact and design optimization. He sold the company in 2004 and became a senior business consultant for International Profit Associates in Chicago, Illinois until he left for Third Coast in 2005. Mr. Nordin has Bachelor of Engineering Science degree from the University of Western Ontario and a Masters of Business Administration degree from the University of Michigan.

(d)      JAMES W. GIBSON, VICE PRESIDENT BUSINESS DEVELOPMENT/DIRECTOR.

         Mr. Gibson, age 44, assumed his current positions as an officer and a director with the completion of the TelePlus acquisition on May 31, 2006; he became a consultant to TelePlus in February 2006 and shortly thereafter became a director for the company (while maintaining his consultant status). From May 2004 to December 2005, he was executive vice president of Horizon Telecom Group, Inc., a company that provides advanced telecom solutions. From May, 2004 to December, 2005, he also served as president of Bridgcom, Inc., a company that was a US-based long distance reseller. From December, 2003 to May of 2004, Mr. Gibson was president of Atlas Telecom Services USA, a company that was a wholesale telecom carrier. For the period of November, 2000 to December, 2003, he was vice president sales and marketing of Telis Communications Group, Inc., a company that was a US-based long distance reseller. Mr. Gibson received his Bachelor of Arts degree in 1989 graduate from the University of North Texas. He is a member of the American Federation of Television and Radio Artists.

(e)      MARCIA ROSENBAUM, DIRECTOR.

         Ms. Rosenbaum, age 44, has served as an independent director of the Company since May 2005. From 1999 to the present, She has been an independent investment banker, specializing in the field of biotechnology. She earned both a Bachelor of Science degree in biology and chemistry, and a Masters of Science degree in microbiology, both from the University of Texas at El Paso. She also earned her First Level Medical degree in General Medicine from The Technical University in Aachen, Germany.

CORPORATE GOVERNANCE.

(a)      CODE OF ETHICS.

         The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted such a code of ethics because all of management's efforts have been directed to building the business of the Company; at a later time, the board of directors may adopt such a code of ethics.

(b)      AUDIT COMMITTEE.

         The Company's Audit Committee is composed of Helene Legendre, Ross Nordin, and Claude Socroun (Mr. Socroun being independent of the Company). The audit committee has not adopted a written charter. Mr. Nordin has been designated the Audit Committee's "financial expert" in compliance with Item 407(d)(5) of Regulation S-B. The Company does not presently have any other committees.

         The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's board of directors and report the result of their activities to the board. Such responsibilities include, but are limited to, the selection, and if necessary the replacement, of the Company's independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in the Company's annual report on Form 10-KSB.

         The Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

(c)      RECOMMENDATION OF NOMINEES.

         The Company does not have any procedures by which security holders may recommend nominees to the Company's board of directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of any class of the Company's equity securities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal 2006, and certain written representations from executive officers and directors, the Company is aware that the following required report was not timely filed: (a) Form 3 for Mr. Buchert upon his appointment as a director and officer of the Company on May 31, 2006; (b) Form 3 for Ms. Legendre upon her appointment as an officer of the Company on May 31, 2006; (c) Form 3 for Mr. Gibson upon his appointment as an officer of the Company on May 31, 2006; (d) Form 3 for Mr. Nordin upon his appointment as a director of the Company on May 31, 2006; (e) Form 3 for Humax West, Inc. upon becoming an affiliate of the Company on May 31, 2006; (f) Form 3 for Telenova Ltd. upon becoming an affiliate of the Company on May 31, 2006; (g) Form 4 for Mr. Gibson to report the granting of an option on December 15, 2006; and (h) Form 4 for Mr. Nordin to report the granting of an option on December 15, 2006. All these reports have been prepared and filed with the SEC (Form 5's for Mr. Gibson and Mr. Nordin to report those Form 4 transactions). The Company is unaware of any other required reports that were not timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE.

         The following table presents compensation information for the last two completed fiscal years ended on December 31, 2006 for the persons who served as principal executive officer and each of the two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year.

                                                                                         NONQUALIFIED
                                                            OPTION/     NON-EQUITY         DEFERRED
     NAME AND                                     STOCK     WARRANT   INCENTIVE PLAN     COMPENSATION      ALL OTHER
    PRINCIPAL               SALARY     BONUS      AWARDS    AWARD(S)   COMPENSATION        EARNINGS       COMPENSATION     TOTAL
    POSITION       YEAR      ($)        ($)        ($)        ($)           ($)               ($)             ($)           ($)
       (a)         (b)       (c)        (d)        (e)        (f)           (g)               (h)             (i)           (j)
------------------------------------------------------------------------------------------------------------------------------------
   Claude C.
Buchert, CEO (1)   2006    $120,000     -          -            -            -                 -               -          $120,000
------------------------------------------------------------------------------------------------------------------------------------
James W. Gibson,
    V.P. (2)       2006    $73,130      -          -       $113,367 (3)      -                 -               -          $186,497
------------------------------------------------------------------------------------------------------------------------------------
Ross A. Nordin,
    CFO (4)        2006    $68,450      -          -       $113,367 (5)      -                 -               -          $181,817
------------------------------------------------------------------------------------------------------------------------------------
Benjamin Hansel,   2006      $0         -          -       $55,200 (7)       -                 -               -          $55,200
    CEO (6)        2005      $0         -          -            -            -                 -               -             $0
------------------------------------------------------------------------------------------------------------------------------------
 Gifford Mabie
  III, CEO (8)     2005    $30,000      -       $22,589         -            -                 -               -          $50,589
------------------------------------------------------------------------------------------------------------------------------------


(1) Mr. Buchert was appointed chief executive officer and a director of the Company on May 31, 2006.

(2) Mr. Gibson was appointed vice president business development and a director on May 31, 2006. He is working under a consulting agreement with the Company.

(3) On May 15, 2006, the Company granted an option to purchase 26,488 (529,750 pre reverse split) restricted shares of common stock, exercisable at exercisable at $0.02 ($0.001 pre reverse split) per share from date of grant for a period of five years, to Mr. Gibson for services to the Company. The option was valued at $58,273 ($0.11 per share) as of September 30, 2006. For financial purposes only, the Company recorded the payroll expense and additional paid in capital in the amount of $58,273 to reflect the value of this option.

On December 15, 2006, the Company granted an option to purchase 105,950 restricted shares of common stock, exercisable at $0.01 per share, to Mr. Gibson for services to the Company. The option was valued at $55,094 ($0.52 per share).
This option expires on December 31, 2011. For financial purposes only, the Company recorded the payroll expense and additional paid in capital in the amount of $55,094 to reflect the value of this option.

(4) Mr. Nordin was appointed chief financial officer on May 31, 2006.

(5) On May 15, 2006, the Company granted an option to purchase 26,488 (529,750 pre reverse split) restricted shares of common stock, exercisable at exercisable at $0.02 ($0.001 pre reverse split) per share from date of grant for a period of five years, to Mr. Nordin for services to the Company. The option was valued at $58,273 ($0.11 per share) as of September 30, 2006. For financial purposes only, the Company recorded the payroll expense and additional paid in capital in the amount of $58,273 to reflect the value of this option.

On December 15, 2006, the Company granted an option to purchase 105,950 restricted shares of common stock, exercisable at $0.01 per share, Mr. Nordin for services to the Company. The option was valued at $55,094 ($0.52 per share).
This option expires on December 31, 2011. For financial purposes only, the Company recorded the payroll expense and additional paid in capital in the amount of $55,094 to reflect the value of this option.




(6) Mr. Hansel was appointed chief executive officer on December 31, 2005 and resigned as chief executive officer and a director on May 31, 2006.

(7) On February 1, 2006, pre-merger Texxon issued Mr. Hansel a warrant for the purchase of 25,000 shares of common stock (500,000 shares pre reverse split), exercisable for a term of five years at the price of $2.20 ($0.11 pre reverse split) per share, to cover his services to the Company for the period of May, 2005 to the closing of the Share Exchange Agreement with TelePlus, Inc. on May
31, 2006. The value of this warrant has been calculated to be $55,200 ($0.1104 per share). The value of the warrant on February 1, 2006 was calculated using the Black-Scholes pricing model with the following assumptions: exercise price of $0.11; share price of $0.12; risk free interest rate of 4.4%; expected life of 5 years; and estimated volatility of 150%.

(8) Mr. Mabie resigned as chief executive officer and a director on December 31, 2005.

COMPENSATION ARRANGEMENTS.

         As of December 31, 2006, and the present time, there are employments arrangements covering Mr. Buchert, Ms. Legendre, and Mr. Nordin (these were inherited from TelePlus upon the acquisition on May 31, 2006).

(a)      CLAUDE C. BUCHERT.

         On January 1, 2004, TelePlus, Inc. entered into an employment agreement with Mr. Buchert for his services as chief executive officer for the supervision of all aspects of the management and operation of the business (see Exhibit
10.1). Under this agreement, Mr. Buchert is to be paid an annual salary of $120,000, payable in arrears in equal semi-monthly payments (less applicable withholding taxes and customary deductions) during the term hereof or at such other regular periods as the employer may designate. The base compensation is to be reviewed annually by the employer and may be increased, but not decreased, from time to time in the sole discretion of employer. Such increases, if any, may be in the form of additional Base Compensation or as a bonus. In addition to the base compensation, Mr. Buchert is entitled to receive a discretionary annual bonus in an amount to be determined solely by the board of directors, or appropriate committee of the Board, and based upon the growth and performance of the business. Mr. Buchert is to receive certain additional benefits under the agreement, such as vacation and health insurance.

         This Agreement is to terminate automatically upon the earliest of (i) the end of the initial term (ending on March 31, 2008), unless renewed in accordance with the terms hereof, (ii) the death of employee, (iii) the inability of employee to perform all of his duties hereunder by reason of illness, physical, mental or emotional disability or other incapacity, which inability shall continue for more than three successive months or five months in the aggregate during any period of 12 consecutive months; (iv) conviction of a crime involving a felony, fraud, embezzlement or the like; or (v) habitual insobriety or habitual use of a controlled substance; or misappropriation of the employer's funds.




         Additionally, Mr. Buchert has the right to terminate this agreement for cause, defined as: Upon 15 days written notice and reasonable opportunity to cure, the failure of the employer to perform or to observe and comply with any of the material terms or provisions of this agreement. Additionally, he has the right to terminate this agreement for cause, defined as: (A) upon 15 days written notice and reasonable opportunity to cure, the failure of Employer to perform or to observe and comply with any of the material terms or provisions of the Stockholders Agreement dated the date of this agreement to which the employer and Mr. Buchert are parties.

         On February 1, 2004, this agreement was amended to provide Mr. Buchert has the option to receive consultant/management fees in lieu of base compensation (see Exhibit 10.3). In this event, the Company is not to be held responsible of any applicable withholding taxes and customary deductions. On this basis, Mr. Buchert is paid management fees in the capacity as a consultant to the Company at the rate of $7,000 per month.

(b)      HELENE LEGENDRE.

         On January 1, 2004, TelePlus, Inc. entered into an employment agreement with Ms. Legendre for her services as executive vice president (see Exhibit
10.2). Under this agreement, Ms. Legendre is to be paid an annual salary of $90,000, payable in arrears in equal semi-monthly payments (less applicable withholding taxes and customary deductions) during the term hereof or at such other regular periods as the employer may designate. The base compensation is to be reviewed annually by the employer and may be increased, but not decreased, from time to time in the sole discretion of employer. Such increases, if any, may be in the form of additional Base Compensation or as a bonus. In addition to the base compensation, Ms. Legendre is entitled to receive a discretionary annual bonus in an amount to be determined solely by the board of directors, or appropriate committee of the Board, and based upon the growth and performance of the business. Mr. Buchert is to receive certain additional benefits under the agreement, such as vacation and health insurance.

         This Agreement is to terminate automatically upon the earliest of (i) the end of the initial term (ending on March 31, 2008), unless renewed in accordance with the terms hereof, (ii) the death of employee, (iii) the inability of employee to perform all of her duties hereunder by reason of illness, physical, mental or emotional disability or other incapacity, which inability shall continue for more than three successive months or five months in the aggregate during any period of 12 consecutive months; (iv) conviction of a crime involving a felony, fraud, embezzlement or the like; or (v) habitual insobriety or habitual use of a controlled substance; or misappropriation of the employer's funds.

         Additionally, Ms. Legendre has the right to terminate this agreement for cause, defined as: Upon 15 days written notice and reasonable opportunity to cure, the failure of the employer to perform or to observe and comply with any of the material terms or provisions of this agreement. Additionally, he has the right to terminate this agreement for cause, defined as: (A) upon 15 days written notice and reasonable opportunity to cure, the failure of Employer to perform or to observe and comply with any of the material terms or provisions of the Stockholders Agreement dated the date of this agreement to which the employer and Ms. Legendre are parties.




(c)      JAMES W. GIBSON.

         Mr. Gibson is compensated as a consultant to the Company and is paid at the rate of $3,000 per month for a minimum of 16 hours work per week.

(d)      ROSS A. NORDIN

         On April 18, 2006, TelePlus entered into a letter of engagement with Mr. Nordin. Under this engagement, he is employed as chief financial officer at the base salary of $4,800 per month for a minimum average of three days per week. Under the arrangement, Mr. Nordin is reimbursed for mileage incurred from traveling from the company offices to various business places that you may be requested to visit at the rate of $0.38 per mile. The employment is considered to be "at will."

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE.

------------------------------------------------------------------------------------------------------------------------------------
                               OPTION/WARRANT AWARDS                                             STOCK AWARDS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          EQUITY
                                                                                                           EQUITY        INCENTIVE
                                             EQUITY                                                       INCENTIVE     PLAN AWARDS:
                                            INCENTIVE                                                    PLAN AWARDS:     MARKET
                                           PLAN AWARDS:                                                   NUMBER OF      OR PAYOUT
                NUMBER OF    NUMBER OF      NUMBER OF                                                      UNEARNED      VALUE OF
               SECURITIES    SECURITIES     SECURITIES                         NUMBER OF   MARKET VALUE    SHARES,       UNEARNED
               UNDERLYING    UNDERLYING     UNDERLYING                         SHARES OR   OF SHARES OR    UNITS OR    SHARES, UNITS
               UNEXERCISED   UNEXERCISED    UNEXERCISED  OPTION/                UNITS OF     UNITS OF       OTHER        OR OTHER
    NAME        OPTIONS/      OPTIONS/       UNEARNED    WARRANT    OPTION/    STOCK THAT   STOCK THAT   RIGHTS THAT    RIGHTS THAT
     AND        WARRANTS      WARRANTS       OPTIONS/    EXERCISE   WARRANT     HAVE NOT     HAVE NOT     HAVE NOT        HAVE NOT
  PRINCIPAL    EXERCISABLE  UNEXERCISABLE    WARRANTS     PRICE    EXPIRATION    VESTED       VESTED       VESTED          VESTED
  POSITION         (#)           (#)            (#)        ($)        DATE        (#)          ($)           (#)            (#)
     (a)           (b)           (c)            (d)        (e)        (f)         (g)          (h)           (i)            (j)
------------------------------------------------------------------------------------------------------------------------------------
 Ben Hansel,
 former CEO       25,000          -              -        $2.20      02/01/11       -          -              -              -
------------------------------------------------------------------------------------------------------------------------------------
  James W.
Gibson, V.P.      26,488          -              -        $0.02      05/15/11       -          -              -              -
------------------------------------------------------------------------------------------------------------------------------------
  James W.
Gibson, V.P.     105,950          -              -        $0.01      12/31/11       -          -              -              -
------------------------------------------------------------------------------------------------------------------------------------
   Ross A.
 Nordin, CFO      26,488          -              -        $0.02      05/15/11       -          -              -              -
------------------------------------------------------------------------------------------------------------------------------------
   Ross A.
 Nordin, CFO     105,950          -              -        $0.01      12/31/11       -          -              -              -
------------------------------------------------------------------------------------------------------------------------------------




OTHER COMPENSATION.

         There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans. In addition, there are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

COMPENSATION OF DIRECTORS.

         The Company does not provide any compensation to its directors in that capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP.

         The following table sets forth information regarding the beneficial ownership of the Company's common stock as of April 1, 2007 (25,474,539 shares issued and outstanding (1)) by: (i) all stockholders known to the Company to be owners of more than 5% of the outstanding common stock of the Company; and (ii)
all officers and directors of the Company, individually and as a group:


                                       44





---------------------- ---------------------------------- --------------------------- -------------------------

   TITLE OF CLASS             NAME AND ADDRESS OF            AMOUNT AND NATURE OF       PERCENT OF CLASS (3)
                                BENEFICIAL OWNER             BENEFICIAL OWNER (2)
---------------------- ---------------------------------- --------------------------- -------------------------
                               Humax West, Inc.,
       Common                 7301 Vista Del Mar,                 8,662,913                    34.01%
        Stock           Playa del Rey, California 90292
---------------------- ---------------------------------- --------------------------- -------------------------
                                Telenova Ltd.,
       Common                Suite 5, Watergarden,                7,337,932                    28.80%
        Stock                Waterport, Gibraltar
---------------------- ---------------------------------- --------------------------- -------------------------
                               Helene Legendre,
       Common           11601 Wilshire Boulevard, Suite           2,547,931                    10.00%
        Stock            2030, Los Angeles, California
                                     90025
---------------------- ---------------------------------- --------------------------- -------------------------
                              Claude C. Buchert,
       Common           11601 Wilshire Boulevard, Suite            305,821                     1.20%
        Stock            2030, Los Angeles, California
                                     90025
---------------------- ---------------------------------- --------------------------- -------------------------
                               James W. Gibson,
       Common           11601 Wilshire Boulevard, Suite          132,438 (4)                   0.52%
        Stock            2030, Los Angeles, California
                                     90025
---------------------- ---------------------------------- --------------------------- -------------------------
                                Ross A. Nordin,
       Common           11601 Wilshire Boulevard, Suite          132,438 (5)                   0.52%
        Stock            2030, Los Angeles, California
                                     90025
---------------------- ---------------------------------- --------------------------- -------------------------
                               Marcia Rosenbaum,
       Common           11601 Wilshire Boulevard, Suite           25,000 (6)                   0.10%
        Stock            2030, Los Angeles, California
                                     90025
---------------------- ---------------------------------- --------------------------- -------------------------
                               All Directors and
       Common               Executive Officers as a               3,143,628                    12.20%
        Stock                  Group (5 persons)
---------------------- ---------------------------------- --------------------------- -------------------------

(1) Reflects the 1 for 20 reverse split of the Company's common stock that was effective on December 1, 2006.

(2) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(3) Applicable percentage ownership of common stock is based on 33,051,578 shares issued and outstanding as of April 11, 2007. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the Instructions to Item 403 of Regulation S-B, and the information is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

(4)      This amount includes the following:

         (a) An option to purchase 26,488 (529,750 pre reverse split) restricted shares of common stock granted in May 2006 to Mr. Gibson for services to the Company. This option is currently exercisable at $0.02 ($0.001 pre reverse split) per share from date of grant for a period of five years.

         (b) An option to purchase 105,950 restricted shares of common stock granted on December 15, 2006 to Mr. Gibson for services to the Company. This option is currently exercisable at $0.01 per share and will expire on December 31, 2011.

(5)      This amount includes the following:

         (a) An option to purchase 26,488 (529,750 pre reverse split) restricted shares of common stock granted in May 2006 to Mr. Nordin for services to the Company. This option is currently exercisable at $0.02 ($0.001 pre reverse split) per share from date of grant for a period of five years.

         (b) An option to purchase 105,950 restricted shares of common stock granted on December 15, 2006 to Mr. Nordin for services to the Company. This option is currently exercisable at $0.01 per share and will expire on December 31, 2011.

(6) This amount consists of a warrant issued to purchase 25,000 restricted shares of common stock (500,000 pre reverse split) as compensation for services to the Company under a 2005 compensation agreement. This warrant, issued in February 2006, is currently exercisable for a term of five years at the price of $2.20 ($0.11 pre reverse split) per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

         The Company does not now have, and in the past two years has not had, any equity compensation plans in effect.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

         (a) During 2005, the Company entered into compensation agreements with Benjamin Hansel and Marcia Rosenbaum (former chief executive officer/director and director, respectively, of the Company) regarding their services performed for the Company. Those agreements promised the issuance of a class of preferred stock, but that preferred stock was never designated nor issued. On February 1, 2006, in connection with the securing of the Share Exchange Agreement with

TelePlus, Inc., the compensation arrangement was changed to the issuance of common stock purchase warrants. Mr. Hansel and Ms. Rosenbaum were each issued a warrant for the purchase of 25,000 shares of common stock (500,000 pre reverse split), exercisable for a term of five years at the price of $2.20 ($0.11 pre reverse split) per share, to cover his/her services to the Company for the period of May, 2005 to the closing of the Share Exchange Agreement with TelePlus, Inc. on May 31, 2006. The value of each warrant has been calculated to be $55,200.

         (b) On April 6, 2005, the Company issued a total of 2,107,518 shares to nine persons and entities in exchange for pre-existing debt to the Company in the amount of $147,526 (principal and accrued interest) ($0.07 per share). Among those who received shares were Gifford M. Mabie III and Mark L. Lindsey, former officers of the Company. Mr. Mabie was issued 326,563 shares of common stock, valued at $22,859, and Mr. Lindsey was issued 334,372 shares of common stock, valued at $23,406.

         (c) The Company has employment agreements with two members of management (Mr. Buchert and Ms. Legendre) through March 2008 (see Item 10 for a further discussion of these agreements). These agreements are cancellable at any time by the Company or member of management. As of December 31, 2006 and December 31, 2005, the Company had $202,481 and $96,500, respectively, payable to management in arrears under these agreements. Expenses related to these agreements are recorded in general and administrative expense and amounted to $130,000 and $215,981 for the years ended December 31, 2006 and December 31, 2005, respectively.

         (d) Promissory notes issued to Humax West, Inc., shareholder, on various dates between January 26, 2006 and February 16, 2006 with interest of 10%. Principal along with accrued interest are payable on the maturity date March 30, 2006. The amount due in 2005 contain options for the Holder to receive shares of the Company stock in lieu of repayment of principal and was converted in 2006. The 2006 loan is non-convertible.

         (e) On April 18, 2006, TelePlus entered into a letter of engagement with Mr. Nordin. Under this engagement, he is employed as chief financial officer at the base salary of $4,800 per month for a minimum average of three days per week. Under the arrangement, Mr. Nordin is reimbursed for mileage incurred from traveling from the company offices to various business places that you may be requested to visit at the rate of $0.38 per mile. The employment is considered to be "at will."

         (f) In May 2006, the Company granted an option to purchase 26,488 (529,750 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share for a period of five years from grant, each to Mr. Gibson and Mr. Nordin (total of 52,975 (1,059,500 pre reverse split) shares of common stock) for services to the Company. Each option was valued at $58,273 ($0.11 per share). The Company recorded the payroll expense and additional paid in capital in the amount of $58,273 to reflect the value of each of these options.

         (g) In May 2006, Texxon and the shareholders of TelePlus (which included Mr. Buchert, Ms. Legendre, Humax West, Inc., and Telenova Ltd.) completed a Share Exchange Agreement whereas the Company acquired all of the outstanding capital stock of TelePlus from the TelePlus shareholders in exchange for 3,000,000 shares of voting convertible preferred stock convertible into 81,000,000 shares of Company common stock (see Exhibits 4.3 and 4.4). This transaction constituted a change of control of the Company whereby the majority of the shares of Texxon are now owed by the shareholders of TelePlus. All convertible preferred stocks were converted into 20,250,000 shares of common stock on December 1, 2006 (after a 1 for 4 reverse split of the preferred stock).

         (h) In December 2006, the Company granted an option to purchase 105,950 restricted shares of common stock, exercisable at $0.01 per share, each to Mr. Gibson and Mr. Nordin (total of 211,900 shares of common stock) for services to the Company. Each option was valued at $55,094 ($0.52 per share). These options expire on December 31, 2011. The Company recorded the payroll expense and additional paid in capital in the amount of $55,094 to reflect the value of each of these options.

         For each of the transactions noted above, the transaction was negotiated, on the part of the Company, on the basis of what is in the best interests of the Company and its stockholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

         Certain of the Company's directors are engaged in other businesses, either individually or through corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and such directors. The Company will attempt to resolve such conflicts of interest in the Company's favor.

DIRECTOR INDEPENDENCE.

         The Company does not have a nominating committee, compensation committee or executive committee of the board of directors, stock plan committee or any other committees, except for an Audit Committee, which is composed of Mr. Nordin, Ms. Legendre, and Mr. Socroun (the last one being independent of the Company).

ITEM 13. EXHIBITS.

         Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES.

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by Sutton Robinson Freeman & Co., P. C. ("Accountant") for the audit of the Company's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2006:
$3,327; and 2005: $6,000.

AUDIT-RELATED FEES.

         The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: 2006: $0; and 2005: $0.

TAX FEES.

         The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountant for tax compliance, tax advice, and tax planning: 2006: $0; and 2005: $304.

ALL OTHER FEES.

         The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountant, other than the services reported above: 2006: $0; 2005: In connection with the Company's efforts to assist V3 Global in securing an audit of its financial statements, the Company requested the advice of the principal accountants, the Company paid $3,000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CONTINAN COMMUNICATIONS, INC.


Dated:  May 2, 2007                  By: /s/  Claude C. Buchert
                                         --------------------------------------
                                     Claude C. Buchert, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

         Signature                          Title                      Date
----------------------- ---------------------------------------- ---------------


/s/  Claude C. Buchert  Chief Executive Officer/Director             May 2, 2007
----------------------
Claude C. Buchert


/s/  Helene Legendre    Executive Vice President/Secretary           May 2, 2007
----------------------
Helene Legendre


/s/  Ross A. Nordin     Treasurer/Chief Financial Officer            May 2, 2007
----------------------
Ross A. Nordin


/s/  James W. Gibson    Vice President Business Development/Director May 2, 2007
----------------------
James W. Gibson


/s/  Marcia Rosenbaum   Director                                     May 2, 2007
----------------------
Marcia Rosenbaum

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Continan Communications, Inc.
Los Angeles, California

We have audited the accompanying balance sheet of Continan Communications, Inc. (a development stage company) for the years ended December 31, 2006 and 2005, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2006 and 2005, and for the period from September 16, 2002 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continan Communications, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and for the period from September 16, 2002 (inception) to December 31, 2006 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Sutton Robinson Freeman & Co., P.C.
---------------------------------------
Sutton Robinson Freeman & Co., P. C.
Certified Public Accountants
April 6, 2007

                          CONTINAN COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      DECEMBER 31,  DECEMBER 31,
                                                          2006          2005
                                                       ----------    ----------
                                                                     (RESTATED)
                                                       ----------    ----------
Current assets:
    Cash                                               $    8,710    $   25,539
    Accounts receivable                                        --        38,152
    Other receivables                                       1,758            --
    Prepaid expense                                           500            --
                                                       ----------    ----------
     Total current assets                                  10,968        63,691

Furniture and equipment, net                               35,127        48,782

Other assets:
    Intangible assets, net                                 64,174        70,935
    Developed software, net                               519,981       556,509
    Security deposit                                        8,400        14,400
                                                       ----------    ----------
     Total other assets                                   592,555       641,844
                                                       ----------    ----------
         Total assets                                  $  638,650    $  754,317
                                                       ==========    ==========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                   $  447,532    $  120,573
    Accrued liabilities                                    94,378        30,137
    Accrued interest on notes payable - related party      54,248        36,771
    Accrued interest on notes payable                      19,680        18,460
    Accrued management fees                               202,481        96,500
    Current portion of capital leases                       5,614        10,184
    Notes payable - related party                         193,658       481,329
    Notes payable                                          87,586       142,486
    Liability for derivative instruments                    2,151            --
                                                       ----------    ----------
     Total current liabilities                          1,107,328       936,440

Long-term liabilities
    Capital leases, net of current portion                  4,808         8,722





                          CONTINAN COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2006           2005
                                                                  -----------    -----------
                                                                                 (RESTATED)
                                                                  -----------    -----------
Shareholders' Deficit
    Preferred stock, par value of $0.001; 10,000,000 shares
       Authorized, 5,510 and 3,000,000 shares issued and
       outstanding                                                          6          3,000
    Common stock, par value of $0.001; 100,000,000
       shares authorized, 25,667,172 issued and outstanding (1)        25,668             --
    Additional paid-in capital                                      6,154,322      2,123,608
    Deficit accumulated during the development stage               (6,653,482)    (2,317,453)
                                                                  -----------    -----------
     Total shareholders' deficit                                     (473,486)      (190,845)
                                                                  -----------    -----------

         Total liabilities and shareholders' deficit              $   638,650    $   754,317
                                                                  ===========    ===========

(1) Adjusted for a 1 for 20 reverse split effective on December 1, 2006.



           See report of independent registered public accounting firm and notes to the consolidated financial statements




                                  CONTINAN COMMUNICATIONS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FOR THE PERIOD
                                                                                  OF
                                                                             SEPTEMBER 16,
                                                  FOR THE        FOR THE         2002
                                                 YEAR ENDED     YEAR ENDED  (INCEPTION) TO
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    2006           2005          2006
                                                -----------    -----------    -----------


Revenues                                        $    59,905    $    69,965    $   129,870

Expenses:
     Direct costs                                   205,749        110,783        369,357
     Selling expenses                             1,171,126        200,460      1,650,131
     Depreciation and amortization                   65,365         46,898        140,111
     General and administrative expenses          2,042,100        964,762      3,571,523
                                                -----------    -----------    -----------
         Total Expenses                           3,484,340      1,322,903      5,731,122

Other income (expenses), net:
     Interest expense                               (68,431)      (104,593)      (206,728)
     Other expense                                     (543)            --           (543)
     Loss on derivative instruments                (841,821)            --       (841,821)
     Other income                                        --             --             62
                                                -----------    -----------    -----------
         Total other income (expenses), net        (910,795)      (104,593)    (1,049,030)
                                                -----------    -----------    -----------

Loss before provision for income taxes           (4,335,229)    (1,357,528)    (6,650,282)

Provision for income taxes                              800          1,600          3,200
                                                -----------    -----------    -----------

Net Loss                                        $(4,336,029)   $(1,359,128)   $(6,653,482)
                                                ===========    ===========    ===========

Net loss per common share - basic and diluted   $     (1.31)   $      0.00    $     (8.45)
                                                ===========    ===========    ===========
Basic and diluted weighted average
     common shares outstanding (1)                3,313,769             --        786,428
                                                ===========    ===========    ===========


(1) Adjusted for a 1 for 20 reverse split effective on December 1, 2006.

                   See report of independent registered public accounting firm and notes to the consolidated financial statements





                                  CONTINAN COMMUNICATIONS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                        PREFERRED STOCK                  COMMON STOCK
                                                   --------------------------    ----------------------------
                                                     SHARES          AMOUNT        SHARES           AMOUNT
                                                   -----------    -----------    -----------      -----------

Balance at December 31, 2004                         3,000,000    $     3,000             --      $        --
   Net loss                                                 --             --             --               --
                                                   -----------    -----------    -----------      -----------
Balance at September 30, 2005                        3,000,000          3,000             --               --
   Net loss                                                 --             --             --               --
                                                   -----------    -----------    -----------      -----------
Balance at December 31, 2005                         3,000,000          3,000             --               --
   Reverse acquisition, May 2006                            --             --      1,699,108 (1)        1,699
   Stock options granted for consulting services            --             --             --               --
   Stock options granted to employees                       --             --             --               --
   Stock options granted to management                      --             --             --               --
   Stock options granted for finders fees                   --             --             --               --
   Fees on reverse acquisition                              --             --             --               --
   Issue of common stock
     upon exercise of warrants                              --             --        290,000              290
   Issue of common stock
     for consulting service                                 --             --        249,500              250
   Conversion of preferred stock
     to common stock                                (3,000,000)        (3,000)    20,250,000           20,250
   Conversion of notes payable to
     common stock - Rackgear Inc.                           --             --        210,914              211
   Conversion of accounts payable in the
     amount of $12,698 to common stock                      --             --         22,650               23

                                                                                                  (CONTINUED)

                                                                       DEFICIT
                                                                     ACCUMULATED
                                                       ADDITIONAL    DURING THE
                                                        PAID IN      DEVELOPMENT       TOTAL
                                                        CAPITAL         STAGE       SHAREHOLDERS
                                                       (RESTATED)     (RESTATED)  EQUITY (DEFICIT)
                                                      -----------    -----------    -----------

Balance at December 31, 2004                          $ 2,123,608    $  (958,325)   $ 1,168,283
   Net loss                                                    --     (1,053,248)    (1,053,248)
                                                      -----------    -----------    -----------
Balance at September 30, 2005                           2,123,608     (2,011,573)       115,035
   Net loss                                                    --       (305,880)      (305,880)
                                                      -----------    -----------    -----------
Balance at December 31, 2005                            2,123,608     (2,317,453)      (190,845)
   Reverse acquisition, May 2006                          971,820             --        973,519
   Stock options granted for consulting services           40,343             --         40,343
   Stock options granted to employees                      33,619             --         33,619
   Stock options granted to management                     58,273             --         58,273
   Stock options granted for finders fees                  37,737             --         37,737
   Fees on reverse acquisition                            (37,737)            --        (37,737)
   Issue of common stock
     upon exercise of warrants                               (290)            --             --
   Issue of common stock
     for consulting service                               548,750             --        549,000
   Conversion of preferred stock
     to common stock                                      (17,250)            --             --
   Conversion of notes payable to
     common stock - Rackgear Inc.                          63,063             --         63,274
   Conversion of accounts payable in the
     amount of $12,698 to common stock                     12,675             --         12,698






                                  CONTINAN COMMUNICATIONS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           (CONTINUED)





                                                        PREFERRED STOCK                  COMMON STOCK
                                                   --------------------------    ----------------------------
                                                     SHARES          AMOUNT        SHARES           AMOUNT
                                                   -----------    -----------    -----------      -----------

   Conversion of notes payable to
     preferred stock - First Bridge Bank                 5,510              6             --               --
   Conversion of notes payable to
     common stock  - Kurt Hiete                             --             --        200,000              200
   Conversion of accounts payable  in the
     amount of $34,865 to common stock                      --             --         35,000               35
   Issue of common stock
     for consulting services                                --             --      2,710,000            2,710
   Stock options granted for consulting services            --             --             --               --
   Stock options granted for consulting services            --             --             --               --
   Stock options granted to employees                       --             --             --               --
   Transfer to derivative liability                         --             --             --               --
   Net loss                                                 --             --             --               --
                                                   -----------    -----------    -----------      -----------

Balance at December 31, 2006                             5,510    $         6     25,667,172      $    25,668
                                                   ===========    ===========    ===========      ===========

                                                                                                  (CONTINUED)

                                                                    DEFICIT
                                                                  ACCUMULATED
                                                    ADDITIONAL    DURING THE
                                                     PAID IN      DEVELOPMENT       TOTAL
                                                     CAPITAL         STAGE       SHAREHOLDERS
                                                    (RESTATED)     (RESTATED)  EQUITY (DEFICIT)
                                                   -----------    -----------    -----------

   Conversion of notes payable to
     preferred stock - First Bridge Bank               550,951             --        550,957
   Conversion of notes payable to
     common stock  - Kurt Hiete                         60,326             --         60,526
   Conversion of accounts payable  in the
     amount of $34,865 to common stock                  34,830             --         34,865
   Issue of common stock
     for consulting services                         1,623,290             --      1,626,000
   Stock options granted for consulting services        48,846             --         48,846
   Stock options granted for consulting services       215,748             --        215,748
   Stock options granted to employees                   93,236             --         93,236
   Transfer to derivative liability                   (307,516)            --       (307,516)
   Net loss                                                 --     (4,336,029)    (4,336,029)
                                                   -----------    -----------    -----------

Balance at December 31, 2006                       $ 6,154,322    $(6,653,482)   $  (473,486)
                                                   ===========    ===========    ===========


(1) Adjusted for a 1 for 20 reverse split effective on December 1, 2006.


                   See report of independent registered public accounting firm and notes to the consolidated financial statements





                                  CONTINAN COMMUNICATIONS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            PERIOD FROM
                                                                                           SEPTEMBER 16,
                                                                                               2002
                                                                                           (INCEPTION) TO
                                                                                            DECEMBER 31,
                                                                 2006           2005           2006
                                                              -----------    -----------    -----------
Cash flows from operating activities:
    Net loss                                                  $(4,336,029)   $(1,359,128)   $(6,653,482)
    Adjustments to reconcile net loss to net cash
          used in operating activities:
    Depreciation and amortization                                  65,364         46,898        140,110
    Stock compensation for consulting services and
          options granted to management and employees           2,326,898         40,000      2,406,898
    Write-off of prepaid expenses                                 562,678             --        562,678
    Write-off of notes payable                                   (120,267)            --       (120,267)
    (Increase) decrease in assets:
          Accounts receivable                                      38,152        (38,152)            --
          Other receivables                                        (1,758)            --         (1,758)
          Security deposit                                          6,000             --         (8,400)
          Prepaid expenses                                           (500)            --           (500)
    Increase (decrease) in liabilities:
          Accounts payable                                        353,013         99,710        473,586
          Accrued liabilities                                      63,001         (6,921)        93,587
          Accrued interest on notes payable - related party        30,834         27,874         64,663
          Accrued interest on notes payable                        19,671          3,960         41,073
          Management fees                                         105,981         96,500        202,481
                                                              -----------    -----------    -----------
               Net cash used in operating activities             (886,962)    (1,089,259)    (2,799,331)





                                  CONTINAN COMMUNICATIONS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (CONTINUED)


                                                                                            PERIOD FROM
                                                                                           SEPTEMBER 16,
                                                                                               2002
                                                                                           (INCEPTION) TO
                                                                                            DECEMBER 31,
                                                                 2006           2005           2006
                                                              -----------    -----------    -----------
Cash flows from investing activities:
     Payment for intangible assets                                 (5,363)        (9,726)      (101,369)
     Payment for software development costs                        (1,805)      (150,268)      (411,567)
     Purchase of equipment                                         (1,252)        (6,234)       (21,363)
                                                              -----------    -----------    -----------
       Net cash used in investing activities                       (8,420)      (166,228)      (534,299)

Cash flows from financing activities:
     Sale of common stock                                         214,500         33,000        247,500
     Liability for derivative instruments                           2,151             --          2,151
     Payments on note payable - related party                      (6,157)            --         (6,157)
     Borrowings on notes payable - related party                   44,486      1,166,250      2,313,727
     Borrowings on notes payable                                  632,057         25,369        804,543
     Payments on capital lease obligations                         (8,484)        (8,627)       (19,424)
                                                              -----------    -----------    -----------
       Net cash provided by financing activities                  878,553      1,215,992      3,342,340

Increase (decrease) in cash                                       (16,829)       (39,495)         8,710

Cash, beginning of period                                          25,539         65,034             --
                                                              -----------    -----------    -----------
Cash, end of period                                           $     8,710    $    25,539    $     8,710
                                                              ===========    ===========    ===========





                                  CONTINAN COMMUNICATIONS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (CONTINUED


                                                                                                         PERIOD FROM
                                                                                                        SEPTEMBER 16,
                                                                                                             2002
                                                                                                        (INCEPTION) TO
                                                                                                         DECEMBER 31,
                                                                               2006           2005           2006
                                                                           ------------   -------------   ----------

Supplemental disclosures of cash flow information:
      Interest paid                                                        $         --   $          --   $       --
                                                                           ============   =============   ==========
      Income taxes paid                                                    $        800   $         800   $    3,200
                                                                           ============   =============   ==========

Supplemental disclosures of non-cash
  investing and financing activities:
      Furniture and equipment acquired through exchange of stock           $         --   $          --   $   30,250
                                                                           ============   =============   ==========
      Developed software acquired through exchange of stock                $         --   $          --   $  165,000
                                                                           ============   =============   ==========
      Conversion of note payable to preferred stock                        $    550,957   $          --   $  550,957
                                                                           ============   =============   ==========
      Conversion of notes payable and accrued interest into common stock   $    463,157   $   1,392,850   $2,281,515
                                                                           ============   =============   ==========
      Conversion of accounts payable into common stock                     $     47,563   $          --   $   47,563
                                                                           ============   =============   ==========
      Purchase of equipment through capital leases                         $         --   $      10,613   $   29,843
                                                                           ============   =============   ==========
      Stock issued for consulting services                                 $         --   $          --   $   80,000
                                                                           ============   =============   ==========
      Issue of common stock upon exercise of warrants                      $         --   $          --   $    5,800
                                                                           ============   =============   ==========


                   See report of independent registered public accounting firm and notes to the consolidated financial statements


                                               59

                          CONTINAN COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Texxon, Inc. ("Texxon") was incorporated on October 6, 1998, under the laws of the state of Oklahoma. Since inception, the Company's primary focus was raising capital and paying for the exclusive licenses. Pursuant to the Company's Share Agreement with TelePlus, Inc., a California corporation ("TelePlus"), the Company's focus is now centered on the development and marketing of wireless networks and specific services for international travelers. The initial focus of the Company will be to test market their product and work to obtain customers through trials in smaller test markets and to find partners to aid in the cross promotion of their products primarily in Europe, US, and Japan.

In May 2006, Texxon and the shareholders of TelePlus completed a Share Exchange Agreement whereas the Company acquired all of the outstanding capital stock of TelePlus from the TelePlus shareholders in exchange for 3,000,000 shares of voting convertible preferred stock convertible into 81,000,000 shares of Company common stock. This transaction constituted a change of control of the Company whereby the majority of the shares of Texxon are now owed by the shareholders of TelePlus. The accounting for this transaction is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. As a result, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer TelePlus. The historical financial statements will be those of TelePlus. On November 22, 2006, Texxon, the Oklahoma corporation, for the sole purpose of re-domestication in Nevada, filed Articles of Merger with the Secretaries of state of the states of Oklahoma and Nevada pursuant to which Texxon, the Oklahoma corporation, was merged with and into Texxon, Inc., a Nevada corporation, with the Nevada corporation remaining as the surviving entity. Immediately following the merger, the Nevada company changed its name to Continan Communications, Inc. ("Company") and its articles of incorporation were amended such that the number of common stock and preferred stock is increased from 45,000,000 to 100,000,000 and from 5,000,000 to 10,000,000, respectively. On December 1, 2006, the Company executed a 1 for 20 reverse stock split of all its issued and outstanding shares of common stock. Additionally, all convertible preferred stocks were converted into 20,250,000 shares of common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.
----------------------

As a result of the Share Exchange Agreement, the Company acquired 100% of the stock of TelePlus, Inc. and TelePlus has become a wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of the parent and its subsidiary. All significant intercompany transactions have been eliminated in the consolidation. TelePlus was incorporated in the State of California on September 16, 2002.

The Company is in the development stage, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises", with its principal activity being to leverage its proprietary content management software to deliver life enhancing, language specific, contents and services via a cellular phone.

Restatement of Financial Statements.
------------------------------------

After reviewing the accounting for the reverse acquisition, management has determined that the values for the common stock, additional paid-in capital, and deficit accumulated during the development stage needed to be adjusted (as reflected in balance sheet as of December 31, 2005 in the Form 8-K/A filed on August 29, 2006 in connection with the TelePlus acquisition.

The effect of the adjustment on the Company's 2005 balance sheet and consolidated statement of stockholders' deficit was a increase in additional paid-in capital of $85,816 and an increase in the deficit accumulated during the development stage of $80,000 (the balance of the $5,816 being a decrease in the common stock and an addition for the preferred stock). There was no change in the net loss as reported or in the consolidated statement of cash flows.

Cash and Cash Equivalents.
--------------------------

The Company defines cash and cash equivalents as short-term investments in highly liquid debt instruments with original maturities of three months or less, which are readily convertible to known amounts of cash.

Use of Estimates.
-----------------

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

Financial Instruments.
----------------------

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

Furniture and Equipment.
------------------------

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

Intangible Assets.
------------------

Intangible assets consist of patent application costs that relate to the Company's U.S. patent applications and consist primarily of legal fees, the underlying test market studies and other direct fees. The recoverability of the patent application costs is dependent upon, among other factors, the success of the underlying technology.

Developed Software.
-------------------

Developed software is carried at the cost of development and amortization is computed over the estimated useful life of the software that is currently 15 years. The Company uses the straight-line method of amortization.

Impairment of Long-Term Assets
------------------------------

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2006 management expects these assets to be fully recoverable.

Income Taxes.
-------------

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

Revenue Recognition.
--------------------

The Company recognizes revenues when it receives confirmation of the order and the customer credit card has been debited and confirmed that customers have used cellular phone minutes.

Capital Leases.
---------------

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Stock Based Compensation.
-------------------------

The Company adopted SFAS No. 123 (Revised 2004), "Share Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and allowed under the original provisions of SFAS No. 123.

Earnings per Share.
-------------------

SFAS No. 128, "Earnings Per Share," requires presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As all dilutive securities have an antidilutive effect on 2006 and 2005 earnings per share, the securities have been excluded from the earnings per share calculation.

Derivative Liabilities.
-----------------------

During the year ended December 31, 2006, the Company issued warrants and options to numerous consultants and investors for services and to raise capital. During the period up until the recapitalization performed on December 1, 2006 (Note 1), the Company did not have sufficient authorized shares in order to issue these options should they be exercised. Because of the lack of authorized shares, the Company therefore needed to follow derivative accounting rules for its accounting of options and warrants.

The Company evaluates the conversion feature of options and warrant indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF No. 01-06, "The Meaning of Indexed to a Company's Own Stock," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

Pursuant to EITF 00-19, the Company was to recognize a liability for derivative instruments on the balance sheet to reflect the insufficient amounts of shares authorized, which would have otherwise been classified into equity. An evaluation of specifically identified conditions was then made to determine whether the fair value of warrants or options issued was required to be classified as a derivative liability. The fair value of warrants and options classified as derivative liabilities was adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss was recorded in the corresponding period earnings.

In December 2006, the Company completed a reincorporation by merger with Texxon-Nevada, which, therefore, allowed the Company to increase its authorized preferred and common shares from 5,000,000 to 10,000,000 shares and from 45,000,000 to 100,000,000 shares, respectively.

At the date of reincorporation, the Company recalculated the value of its options and warrants at the current fair value, and recorded an increase to equity and a decrease to derivative liabilities for the fair value of the options and warrants. The difference between the liability and the recalculated fair value was recorded as a gain or loss.

Recent Accounting Pronouncements.
---------------------------------

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of this Statement did not have a material impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. Among other things, SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. In addition, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or "hybrids" which contain an embedded derivative requiring bifurcation. SFAS No. 155 also clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. Lastly, SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined "hybrid" must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited. Management does not believe this pronouncement will have a significant impact on its future financial statements.

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN No. 48 are effective for fiscal year beginning January 1, 2007, the Company does not expect adoption of this new interpretation to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles ("GAAP"). SFAS No. 157 provides a common definition of fair value to be used throughout GAAP that is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." Management does not anticipate any significant impact to the Company's financial statements from the application of this pronouncement.

Reclassifications.
------------------

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net income as previously reported.

NOTE 3 - GOING CONCERN

For the year ended December 31, 2006, revenues of $59,905 were from a test marketing study. The Company has no significant operating history and, from (inception) to December 31, 2006, has generated a net loss of $6,653,482. The accompanying financial statements for the year ended December 31, 2006 have been prepared assuming the Company will continue as a going concern. During the year 2006, management completed a reverse merger with TelePlus and intends to raise equity through a private placement.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of December 31, 2006 and December 31, 2005:

                                                          2006           2005
                                                        --------       --------
         Furniture and fixtures                         $ 12,272       $ 12,272
         Computers and equipment                          63,452         62,200
                                                        --------       --------
              Total                                       75,724         74,472

         Less: accumulated depreciation                  (40,597)       (25,690)
                                                        --------       --------
         Machinery and equipment, net                   $ 35,127       $ 48,782
                                                        ========       ========

Depreciation expense amounted to $14,907 for the year ended December 31, 2006 and $12,752 for the year ended December 31, 2005.

NOTE 5 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts and the balances may exceed federally insured limits from time to time. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank deposit accounts. As of December 31, 2006, the Company did not have deposits in excess of federally insured limits.

NOTE 6 - DEVELOPED SOFTWARE

The Company has developed internal use software for the purpose of managing its wireless network and specific services. The total capitalized cost of this software at December 31, 2006 and December 31, 2005 was $576,568 and $574,763, respectively. Accumulated amortization amounted to $56,587 and $18,254 as of December 31, 2006 and December 31, 2005, respectively. Amortization expense amounted to $38,333 for the year ended December 31, 2006 and $18,254 for the year ended December 31, 2005.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2006 and December 31, 2005:

                                                        2006             2005
                                                      ---------       ---------
         Patent application costs                     $  60,982       $  60,830
         Website development costs                       40,908          40,908
         Network interconnection                          5,300              --
                                                      ---------       ---------

              Total                                     107,190         101,738

         Less: accumulated amortization                 (43,016)        (30,803)
                                                      ---------       ---------
         Intangible assets, net                       $  64,174       $  70,935
                                                      =========       =========

Amortization expense amounted to $12,212 for the year ended December 31, 2006 and $15,892 for the year ended December 31, 2005.

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2006 are as follows:

         Deferred tax asset
              Federal net operating loss                            $ 1,574,092
              State net operating loss                                  276,883
                                                                    -----------
                   Total deferred tax asset                           1,850,975

         Less valuation allowance                                    (1,850,975)
                                                                    -----------
                   Deferred tax asset, net                          $        --
                                                                    ===========

At December 31, 2006 and 2005, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $9,244,405 and $3,647,999, respectively. Federal NOLs could, if unused, expire in 2023. State NOLs, if unused, could expire in 2013.

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2006 and 2005 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended December 31, 2006, are as follows:

                                                          2006           2005
                                                       -----------    ----------
           U. S. Federal Statutory rate                  34.0%          34.0%

           State tax rate, net of federal benefit         6.0            6.0

           Less valuation allowance                     (40.0)         (40.0)
                                                       -----------    ----------

           Effective income tax rate                       --   %         --  %
                                                       ===========    ==========

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes payable
-------------

The Company has received loans from related parties. These related parties consist of various members of management who are also shareholders. The related parties also consist of an employee, a relative of the CEO, and a shareholder of the Company. As of December 31, 2006 and December 31, 2005, the Company had loans due to related parties of $193,658 and $481,329, respectively. Loans due to related parties consisted of the following:

                                                                                      2006       2005
                                                                                    --------   --------

Promissory note issued to Claude Buchert, CEO and major shareholder, on
December 30, 2004 with interest of 10%. Principal along with accrued
interest are due on or before June 30, 2005                                         $  5,209   $  5,209

Promissory note issued to Edward Shirley, relative of Vice President, on
February 23, 2004 with Interest of 10% and principal installments of $340 to be made monthly, beginning July 1, 2004 with the remaining principal balance 30,000
and accrued interest due on December 31, 2004                                         30,000     30,000

Promissory notes issued to Humax West, Inc., shareholder, on various dates between January 26, 2006 and February 16, 2006 with interest of 10%. Principal along with accrued interest are payable on the maturity date March 30, 2006. The amount due in 2005 contain options for the Holder to receive shares of the
Company stock in lieu of repayment of principal and was
converted in 2006.  The 2006 loan is non-convertible                                  30,000    326,000

Promissory note issued to Stephanie Buchert, relative of CEO, on May 1, 2004
Interest of 10% and principal installments of $200 to be made monthly, beginning
July 1, 2004 with the outstanding principal balance and
accrued interest due on December 31, 2004                                              9,093      9,093




Promissory note issued to Celine Coicaud, employee, on December 31, 2003
Interest of 10% and principal installments $50 to be made monthly, beginning
July 1, 2004 with an additional payment of $9,900 due August 10, 2004 and the remaining principal balance and accrued interest due on December 31,
2004                                                                                   8,870     15,027

Promissory note issued to Helene Legendre, Vice President and shareholder, on
June 30, 2004 with Interest of 10% and payments of $877 to be made monthly, beginning July 1, 2004 with the remaining principal balance and
accrued interest due on December 31, 2004                                            110,486     96,000
                                                                                    --------   --------

          Totals notes payable - related                                            $193,658   $481,329
                                                                                    ========   ========

Total interest expense for the year ended December 31, 2006 and year ended
December 31, 2005 for related parties amounted to $68,431 and $104,593, respectively. The Company is currently in default on various notes payable and is in the process of negotiating settlements or payments. All notes are included in current liabilities.

Employment Agreements.
----------------------

The Company has employment agreements with two members of management through March, 2008. These agreements are cancellable at any time by the Company or member of management. As of December 31, 2006 and December 31, 2005, the Company had $202,481 and $96,500, respectively, payable to management in arrears under these agreements. Expenses related to these agreements are recorded in general and administrative expense and amounted to $130,000 and $215,981 for the years ended December 31, 2006 and December 31, 2005, respectively.

NOTE 10 - LEASES

The Company leases its office facility under a month-to-month lease.

Capital leases
--------------

The Company leases certain computers under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the balance sheets as furniture and equipment and amounted to $31,095 at December
31, 2006. Accumulated amortization of the leased equipment at December 31, 2006 was $10,762. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2006, are as follows:




                                                             Year       Amount
                                                         -----------  ----------
                                                               2007   $   6,263
                                                               2008       3,426
                                                               2009       1,633
                                                         Thereafter          --
                                                                      ----------
Total minimum lease payments                                             11,322

  Less:  amount representing interest                                      (900)
                                                                      ----------

Present value of net minimum lease payments                              10,422

  Less:  current maturities of capital lease obligations                 (5,614)
                                                                      ----------

Long-term capital lease obligations                                   $   4,808
                                                                      ==========


NOTE 11 - NOTES PAYABLE

                                                                                     2006       2005
                                                                                   --------   --------

Promissory note issued to James Bell on May 26, 2004 in the amount or              $ 25,000   $ 25,000
$25,000 with interest of 10%. There are no monthly payments and the principal along with the accrued interest is due on or before December 31, 2005 or the date the Company received proceeds from the public offering of its shares, whichever is earlier. The promissory note contains an option for the holder to receive 1% of the outstanding shares in lieu of repayment of principal

Promissory notes issued to Kurt Hiete on various dates between September 18,
2003 and June 14, 2005 with interest of 10%. Principal along with accrued interest is payable on the maturity dates between September 18, 2004 and May 26,
2005. The promissory notes contain options for the holder to receive
shares totalling 2% of the Company stock in lieu of repayment of principal               --     47,500

Promissory notes issued to ARABIA Corporation on various dates between September
18, 2003 and May 18, 2004 with interest of 10%. Principal along with accrued interest is payable on the maturity dates between September 18,
2004 and December 31, 2004.                                                          55,000     55,000

Promissory note issued to Sax Public  Relations,  Inc.  December 1, 2005 with interest  accruing  from  September 1, 2005 at 10%.  Payments of $1,000 to be
made monthly beginning February 1, 2006 through March 2007                            7,586     14,986
                                                                                   --------   --------

Total notes payable                                                                $ 87,586   $142,486
                                                                                   ========   ========

The Company is currently in default on various notes payable and is in the process of negotiating settlements or payments. All notes payable are included in current liabilities.

(a) On December 6, 2006, the promissory note issued to Kurt Hiete in the amount of $48,500 was converted into 200,000 restricted shares of common stock. The amounts of loan and accrued interest converted were $60,326. The Company recorded common stock in the amount of $200 and APIC in the amount of $60,521. As of December 31, 2006, this agreement was finalized and the shares were considered outstanding as of that date. However, stock certificates were not issued until subsequent to year-end.

(b) In December 2006, the promissory note issued to Rakgear, Inc. in the amount of $57,500 was converted into 210,914 restricted shares of common stock. The amounts of loan and accrued interest converted were $63,274. The Company recorded common stock in the amount of $211 and APIC in the amount of $63,063. As of December 31, 2006, this agreement was finalized and the shares were considered outstanding as of that date. However, stock certificates were not issued until subsequent to year-end.

NOTE 12 - STOCKHOLDERS' EQUITY

Following the completion of the reverse merger on December 1, 2006, the Company has two classes of stock.

Preferred Stock.
----------------

The Company has one class of preferred stock with a par value of $0.001. The Company has 5,000,000 shares authorized and had 3,000,000 Series 2006 preferred shares issued and outstanding. All then outstanding preferred shares were converted into 20,250,000 shares of post reverse split common stock on December 1, 2006.

Common Stock.
-------------

The Company has one class of common stock with a par value of $0.001. The Company had 45,000,000 shares authorized and 44,772,159 issued and outstanding just prior to December 1, 2006 in connection with the Company's recapitalization (see Note 1). On December 1, 2006, the Company implemented a 1 for 20 reverse stock split of all its issued and outstanding shares. After the reverse stock split, there were 2,238,608 shares of common stock issued and outstanding.

Prior to the reverse split, the Company had made promises to issue more common stock, but was unable to due to a lack of authorized shares. Before the completed of the redomicile to Nevada in November, 2006, the Company was in the process of attempting to increase the number of authorized common stock shares. Accordingly all promises to issue common stock were classified as a liability; see descriptions of transactions below:

(a) In July 2006, a settlement agreement was agreed upon between the Company and a consulting group for financial public relations services that was performed. Under this agreement, the Company was to issue 7,700,000 restricted shares of common stock for compensation for the services performed by the consulting group. The value of the shares on the date of issuance was based on the fair market value of the common shares on the date of settlement. The Company had recorded this expense as public relations services expense in the amount of $847,000. However, the Company did not have sufficient common shares authorized to settle this contract at the time of settlement. Therefore, 4,990,000 (249,500 post split) common shares were issued to the consulting group as of September 30, 2006. The Company still owed 2,710,000 shares to complete this settlement agreement. A liability to issue the remaining shares was recorded based on the market price at the time of the settlement of $0.11 per share.

         As of September 3, 2006, the stock price had fallen to $0.05 per share. Accordingly the Company recognized a gain on the change in fair value of derivative instruments of $162,600 for the three months ending September 30, 2006. The remaining liability of $135,400 was included on the balance sheet as a liability for derivative instruments. Following the Company's recapitalization, 2,710,000 restricted shares of common stock were issued to the consulting group on December 11, 2006. Per the settlement, these shares were not adjusted for the reverse split. Therefore, the derivative liability in the amount of $135,400 due to a lack of authorized shares had to be eliminated and accounted for as equity. In addition, due to changes in market value for common stock, the value for the derivative liability needed to be adjusted before any changes were made as of December 11, 2006. The recalculated value for the derivative liability was $1,626,000, of which $54,200 was recognized as common stock and $1,571,800 was recognized as APIC. The remaining value after offsetting derivative liability in the amount of $1,626,000 was recognized as a loss on derivative after elimination of the derivative liability. The adjusted value of the derivative was calculated by number of shares to be issued multiplied by the market price per share at the time of issuance. As of December 31, 2006, the 2,710,000 shares were considered to be outstanding; however, stock certificates were not issued until after year-end.

(b) In August 2006, the Company entered into a funding agreement with First Bridge Capital Incorporated for working capital purposes. First Bridge Capital Incorporated will make serial investments in the maximum amount of $1,000,000 for a future exchange of the Company's convertible preferred stock. Before recapitalization, the Company had received $538,500 in advance payments from First Bridge Capital. However, after the recapitalization was completed, all advance payment of $538,500 and related accrued interests of $12,456 were converted into 5,510 shares of preferred stock at year end, on the basis of 1 preferred share issued for each $100 owed.
 As of December 31, 2006, this agreement was finalized and the shares were considered outstanding as of that date. However, stock certificates were not issued until subsequent to year-end.

In connection with the funding agreement, the Company issued First Bridge Capital a warrant to purchase 50,000 (1,000,000 pre reverse split) restricted shares of common stock. This warrant was valued at $20,000 based on the cash payment equivalent of the value of services. The Company accounted for this warrant as a liability for derivative instruments as the Company did not have sufficient authorized shares to issue common stock for this warrant. The Company valued this warrant at September 30, 2006 using the Black-Scholes model and determined that the value as of September 30, 2006 was $4,965. Accordingly the Company recognized a gain on the change in fair value of derivative instruments in the amount of $15,035 and reduced the initial $20,000 liability to $4,965. The factors used for the Black Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 4.8 years.

As a result of recapitalization completed in November 2006, the Company had more common shares authorized to be issued. Therefore, the derivative liability in the amount of $4,965 due to a lack of authorized common shares had to be eliminated and accounted for as equity. The value for the derivative liability was recalculated using the Black-Scholes model as of December 1, 2006 (the date of the reverse split). The recalculated value of the derivative liability was $14,836, which became an addition to additional paid in capital ("APIC"). The remaining value of $9,871, after eliminating derivative liability, was recognized as a loss on derivative. The factors used for the Black-Scholes model were a market price of $0.30 per share; volatility of 178%; risk free interest rate of 4.39%; exercise price of $.02 per share; and an estimated life of 4.55 years.

(c) In December 2006, accounts payable to a consulting company in the amount of $12,698 was converted into 22,650 restricted shares of common stock ($0.56 per share). The Company recorded common stock in the amount of $23 and APIC in the amount of $12,675. As of December 31, 2006, this agreement was finalized and the shares were considered outstanding as of that date. However, stock certificates were not issued until subsequent to year-end.

(d) In December 2006, accounts payable to a consulting company in the amount of $34,830 was converted into 35,000 restricted shares of common stock ($0.99 per share). The Company recorded common stock in the amount of $35 and APIC in the amount of $34,795. As of December 31, 2006, this agreement was finalized and the shares were considered outstanding as of that date. However, stock certificates were not issued until subsequent to year-end.

(e) In 2006, the Company contracted with a third party to perform public relations services that amounted to $24,000. The Company agreed to pay for these services in common stock based upon the average 30 day trading price at a specified time during the year. The average trading price determined was $0.29 per share; resulting in the need to issue 4,137 (82,759 pre reverse split) restricted shares of common stock. The Company did not have sufficient authorized common shares available to settle this contract. Therefore a liability was accrued for the service expense incurred of $24,000. As of September 30, 2006, the price of the stock had dropped to $0.05 per share. Accordingly, the company recognized a gain on the change in fair value of derivative instruments of $19,862 for the three months ended September 30, 2006. The remaining liability of $4,138 was included on the balance sheet as a liability. As of December 31, 2006,the market value of derivative liability was $2,152, which was calculated by multiplying 4,137 shares with market price on December 31, 2006 of $0.52. The difference of $1,986 was, then, recognized as gain on derivative, accordingly.

(f) In 2006, a third party exercised 290,000 (5,800,000 pre reverse-split) warrants pursuant to a settlement agreement executed on December 31, 2005. The Company issued 290,000 shares of its common stock related to the transaction and the value was recorded as paid-in capital.

The following schedule summarizes the total liability originally recognized, the gain (loss) during the year, the amount transferred to equity upon recapitalization and the remaining liability at December 31, 2006:

                                                                                     Liability
                                                                                       as of
                                           Original    Gain/(Loss)                    December
                                          Liability    Recognized       Equity        31, 2006
                                         -----------   -----------    -----------   -----------
      Promise to issue
      convertible preferred
      stock                              $   481,382   $        --    $   481,382   $        --

      Settlement of 2,710,000
      common shares due                      298,000    (1,328,000)     1,626,000            --

      82,579 shares due to
      public relations firm                   24,000        21,848             --         2,152

      Common stock warrants
      to First Bridge Capital                 20,000         5,164         14,836            --

      Non-employee stock
      option and warrants
      (Note 13)                              581,157       459,166        121,991            --
                                         -----------   -----------    -----------   -----------

           Total                             923,000      (841,822)     1,762,827         2,152

                           Grand Total   $ 1,404,539   $  (841,822)   $ 2,244,209   $     2,152
                                         ===========   ===========    ===========   ===========

NOTE 13 - STOCK OPTIONS AND WARRANTS

(a) In January 2004, the Company granted an option to purchase 152,813 (3,056,250 pre reverse split) restricted shares of common stock, exercisable at $1.00 ($0.05 pre split) per share, to a non-employee; this option vested in April 2004. This option expires in January 2010 and was not valued at grant date. Because the Company did not have sufficient shares authorized to issue if the option was exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The

Company revalued this option at September 30, 2006 using the Black-Scholes model and determined that the value of this option was $136,431. Accordingly, the Company recognized a loss on the change in fair value of derivative instruments of $136,431 and increased the liability due as of September 30, 2006 to $136,431. The factors used for the Black Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.05 per share; and an estimated life of 4.25 years.

As a result of completed recapitalization in November 2006, the Company had more shares authorized to be issued. Therefore, the derivative liability in the amount of $136,431 arisen due to a lack of authorized shares had to be eliminated and accounted for as equity. In addition, due to changes in market value for the common stock, the value for the derivative liability had to be recalculated using the Black-Scholes model as of December 1, 2006 (the date of reverse split). The recalculated value for the derivative liability was $40,250, which became an addition to APIC. The remaining difference of $96,181, after eliminating derivative liability, was recognized as a gain on derivative. The factors used for the Black-Scholes model were a market price of $0.30 per share; volatility of 178%; risk free interest rate of 4.39%; exercise price of $1.00 per share; and an estimated life of 4 years.

(b) In September 2005, the Company granted an option to purchase 40,750 (815,000 pre reverse split) restricted shares of common stock (TelePlus stock options), exercisable at $1.00 ($0.05 pre reverse split) per share, to an employee that vests and expires on January 15, 2010. This option was exchanged for an option to purchase 45,000 restricted shares of common stock (the equivalent of a 366,750 shares Texxon stock option) issued in May 2006 and an option to purchase 30,000 restricted shares of common stock (the equivalent of a 244,500 Texxon stock option). Due to the fact that the Company has been generating recurring losses and also not having an active market to trade its shares, the value of these options was determined to be zero and accordingly, no expense or paid in capital has been recorded. The performance-based options issued to this employee was a part of a performance based stock options issuance transaction that involved other employees (see subsequent paragraph on performance based stock options issued in May for more details on this transaction).

(c) In September 2005, the Company granted an option to purchase 40,750 (815,000 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share, to a non-employee; this option expires on January 15, 2010. The option was granted in exchange for consulting services valued at $40,000. The Company has recorded consulting expense in this amount to reflect the value of these options for the year ended December 31, 2005. Because the Company did not have sufficient shares authorized to issue if the option was exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at September 30, 2006 using the Black-Scholes model and determined that the value of this option was $38,305. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments of $1,695 and reduced their liability due as of September 30, 2006 to $38,305. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 3.5 years.

As a result of the recapitalization in November 2006, the Company had more shares authorized to be issued. Therefore, the derivative liability in the amount of $38,305 due to a lack of authorized shares had to be eliminated and accounted for as equity. In addition, due to changes in market value for the common stock, the value for the derivative liability had to be recalculated using the Black-Scholes model as of December 1, 2006 (the date of reverse split). The recalculated value for the derivative liability was $11,980, which became an addition to APIC. The remaining difference after eliminating derivative liability in the amount of $26,325 was recognized as a gain on derivative. The factors used for the Black-Scholes model were a market price of $0.30 per share; volatility of 178%; risk free interest rate of 4.43%; exercise price of $0.02 per share; and an estimated life of 3.25 years.

(d) In February 2006, the Company granted an option to purchase 65,000 (1,300,000 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share, to a consultant for assistance in the share exchange between Texxon and TelePlus. This option was valued at $0.10 per share. The value of the option was calculated using the Black-Scholes model with the following assumptions: exercise price of $0.001; share price of $0.10; risk free interest rate of 6.0%; expected life of 5 years; and estimated volatility of 150%. The Company recorded the expense and additional paid in capital in the amount of $130,000 to reflect the finder's fees expense involved in the reverse merger acquisition process. Because the Company did not have enough shares authorized to issue if the option was exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at September 30, 2006 using the Black-Scholes model and determined that the value of this option was $64,493. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments of $65,507 and reduced the liability due as of September 30, 2006 to $64,493. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 4.5 years.

As a result of the recapitalization in November 2006, the Company had more shares authorized to be issued. Therefore, the derivative liability in the amount of $64,493 due to a lack of authorized shares had to be eliminated and accounted for as equity. In addition, due to changes in market value for the common stock, the value for the derivative liability had to be recalculated using the Black-Scholes model as of December 1, 2006 (the date of reverse split). The recalculated value for the derivative liability was $19,255, which became an addition to APIC. The remaining difference after offsetting derivative liability in the amount of $45,238 was recognized as a gain on derivative after elimination of the derivative liability. The factors used for the Black-Scholes model were a market price of $0.30 per share; volatility of 178%; risk free interest rate of 4.39%; exercise price of $0.02 per share; and an estimated life of 4.25 years.

(e) In February 2006, the Company issued common stock warrants to two members of the Company's then current management, and to a public relations firm. These warrants were for purchase of 125,000 (2,500,000 pre split) restricted shares of common stock, exercisable at $2.20 ($0.11 pre reverse split) per share. These warrants were the only options/warrants from pre-merger Texxon to survive the completion of the share exchange agreement (see Note 1); all other Texxon warrants were cancelled. These warrants have been valued at $275,973 ($0.1104 per share). The value of the warrants was calculated as of February 1, 2006 using the Black-Scholes model with the following assumptions: exercise price of $0.11; share price of $0.12; risk free interest rate of 4.4%; expected life of 5 years; and estimated volatility of 150%. These warrants were valued by Texxon prior to the merger and the effect of their issuance is included in the additional paid in capital as a result of the merger.

(f) In April 2006, the Company granted an option to purchase 36,675 (733,500 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share, to a consultant in exchange for consulting services valued at its fair market value for the services performed at $40,343. Because the Company did not have sufficient shares authorized to issue if the options were exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at September 30, 2006 using the Black-Scholes model and determined that the value of this option was $36,287. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments of $4,056 and reduced their liability due as of September 30, 2006 to $36,287. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 3.5 years.

As a result of the recapitalization in November 2006, the Company had more shares authorized to be issued. Therefore, the derivative liability in the amount of $36,287 due to a lack of authorized shares had to be eliminated and accounted for as equity. In addition, due to changes in market value for the common stock, the value for the derivative liability had to be recalculated using the Black-Scholes model as of December 1, 2006 (the date of reverse split). The recalculated value for the derivative liability was $10,782, which became an addition to APIC. The remaining difference after eliminating derivative liability in the amount of $25,505 was recognized as a gain on derivative. The factors used for the Black-Scholes model were a market price of $0.30 per share; volatility of 178%; risk free interest rate of 4.43%; exercise price of $0.02 per share; and an estimated life of 3.25 years.

(g) In April 2006, the Company granted an option to purchase 6,113 (122,250 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share, each to two employees (total of 12,225 (244,500 pre reverse split) shares of common stock). The option was valued at $13,448 ($0.11 per share). The value of the option was calculated using the Black-Scholes model with the following assumptions: exercise price of $0.001; share price of $0.12; risk free interest rate of 6.0%; expected life of 4 years; and estimated volatility of 150%. The Company recorded payroll expense and additional paid in capital in the amount of $13,448 to reflect the value of these options for the period ended September 30, 2006.

(h) In April 2006, the Company granted an option to purchase 75,000 (1,500,000 pre reverse split) restricted shares of common stock, exercisable at $3.40 ($0.17 pre reverse split) per share, to an investment banking and financial advisory organization as partial compensation for assistance in identifying suitable acquisition targets and long term funding. This option was valued at $0.156 per share. The value of the option was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.17; share price of $0.17; risk free interest rate of 6.0%; expected life of 5 years; and estimated volatility of 150%. The Company recorded an increase and decrease to additional paid in capital in the amount of $234,000 to reflect the finder's fees expense involved in the reverse merger acquisition process. Because the Company did not have enough shares authorized to issue if the option was exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at September 30, 2006 using the Black-Scholes model and determined that the value of this option was $61,917. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments of $172,611 and reduced the liability due as of September 30, 2006 to $61,917. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.17 per share; and an estimated life of 4.5 years.

As a result of the recapitalization in November 2006, the Company had more shares authorized to be issued. Therefore, the derivative liability in the amount of $61,917 due to a lack of authorized shares had to be eliminated and accounted for as equity. In addition, due to changes in market value for the common stock, the value for the derivative liability had to be recalculated using the Black-Scholes model as of December 1, 2006 (the date of reverse split). The recalculated value for the derivative liability was $18,482, which became an addition to APIC. The remaining difference after eliminating derivative liability in the amount of $43,435 was recognized as a gain on derivative. The factors used for the Black-Scholes model were a market price of $0.30 per share; volatility of 178%; risk free interest rate of 4.39%; exercise price of $3.40 per share; and an estimated life of 4.25 years.

(i) In May 2006, the Company granted an option to purchase 26,488 (529,750 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share, each to two members of management (total of 52,975 (1,059,500 pre reverse split) shares of common stock). Each option was valued at $58,273 ($0.11 per share). The value of the option was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001; share price of $0.12; risk free interest rate of 6.0%; expected life of 4 years; and estimated volatility of 150%. The Company recorded the payroll expense and additional paid in capital in the amount of $58,273 to reflect the value of these options for the period ended September 30, 2006.

(j) In May 2006, the Company granted an option to purchase 18,338 (366,750 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share, to one employee. The option was valued at $0.12 per share. The value of the option was calculated using the Black-Scholes model with the following assumptions: exercise price of $0.001; share price of $0.12; risk free interest rate of 6.0%; expected life of 4 years; and estimated volatility of 150%. The Company recorded payroll expense and additional paid in capital in the amount of $20,171 to reflect the value of this option for the period ended September 30, 2006.

(k) The Company granted options to purchase 176,875 (3,537,500 pre reverse split) restricted shares of common stock to employees on May 25, 2006 (based on performance), exercisable at $0.02 ($0.001 pre reverse split), that vest immediately. At the time of grant, the Company was unable to determine whether the Company would meet the requirement needed in order to grant the options. Due to these facts, no expense or paid in capital has been recorded.

(l) In July 2006, the Company contracted with a third party to perform public relations services. The total value of the services to be provided was $500,000; the term of the contract was one year. The Company granted a warrant to purchase 192,308 (3,846,154 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share. Because of the one-year term of the contract, the Company only recognized the grant of a warrant to purchase 961,538 shares at an expense of $125,000. The Company accounted for this warrant as a liability for derivative instruments as the Company did not have sufficient authorized shares to issue if the warrant was exercised. The Company valued this warrant at September 30, 2006 using the Black-Scholes model and determined that the value was $47,736. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments in the amount of $120,226 and reduced the initial $125,000 liability to $47,736. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 4.8 years.

As a result of recapitalization in November 2006, the Company had more shares authorized to be issued. Therefore, the derivative liability in the amount of $47,736 due to a lack of authorized shares had to be eliminated and accounted for as equity. In addition, due to changes in market value for the common stock, the value for the derivative liability had to be recalculated using the Black-Scholes model as of December 1, 2006 (the date of reverse split). The recalculated value for the derivative liability was $14,266, which became an addition to APIC. The remaining difference after offsetting derivative liability in the amount of $33,470 was recognized as a gain on derivative after elimination of the derivative liability. The factors used for the Black-Scholes model were a market price of $0.30 per share; volatility of 178%; risk free interest rate of 4.39%; exercise price of $0.02 per share; and an estimated life of 4.55 years.

(m) In October 2006, the Company granted an option to purchase 10,000 (200,000 pre reverse split) restricted shares of common stock, exercisable at $0.01 per share, to a non-employee; this option will expire on October 15, 2011. This option was granted in exchange for consulting services, valued at $11,814 using the Black-Scholes model. Because the Company did not have enough shares authorized to issue if this option was exercised, this amount was recorded as a derivative and are classified on the balance sheet as a liability for derivative instruments. The factors used for the Black-Scholes model were a market price of $0.06 per share; volatility of 178%; risk free interest rate of 4.39%; exercise price of $0.01 per share; and an estimated life of 5 years.

However, as a result of recapitalization in November 2006, the Company had more shares authorized to be issued. Therefore, the derivative liability in the amount of $11,814 due to a lack of authorized shares had to be eliminated and accounted for as equity. In addition, due to changes in market value for the common stock, the value for the derivative liability had to be recalculated using the Black-Scholes model as of December 1, 2006 (the date of reverse split). The recalculated value for the derivative liability was $6,976, which became an addition to APIC. The remaining difference of $4,838 after elimination of derivative liability was recognized as a gain on derivative. The factors used for the Black-Scholes model were a market price of $0.70 per share; volatility of 178%; risk free interest rate of 4.39%; exercise price of $0.01 per share; and an estimated life of 4.75 years.

(n) In December 2006, the Company granted an option to purchase 70,000 restricted shares of common stock, exercisable at $0.01 per share, to a non-employee; this option will expire on December 31, 2011. This option was granted in exchange for consulting services, valued at $48,846 using the Black-Scholes model. The Company recorded consulting expense and additional paid-in-capital in this amount. The factors used for Black-Scholes model were a market price of $0.70 per share; volatility of 178%; risk free interest rate of 4.39%; exercise price of $0.01; and a estimated lift of 5.00 years.

(o) In December 2006, the Company granted options to purchase 414,900 restricted shares of common stock, exercisable at $0.01 per shares, for consultants (one of which is James Gibson, the Company's vice president business development); these options will expire on December 31, 2011. These options were valued at $215,748 using the Black-Scholes model. The Company recorded consulting expense and additional paid-in-capital in this amount. The factors used for Black-Scholes model were a market price of $0.52 per share; volatility of 178%; risk free interest rate of 4.39%; exercise price of $0.01; and a estimated life of 5.00 years.

(p) In December 2006, the Company granted options to purchase 179,300 restricted shares of common stock, exercisable at $0.01 per share, to various employees (one of which is Ross Nordin, the Company's chief financial officer); these options will expire on December 31, 2011. These options were valued at $93,236 using Black-Scholes model. The company recorded consulting expense and additional paid-in-capital in this amount. The factors used for Black-Scholes model were a market price of $0.52 per share; volatility of 178%; risk free interest rate of 4.39%; exercise price of $0.01; and an estimated life of 5.00 years.

A summary of the status of, and changes in, the Company's stock option plan as of and for the year ended December 31, 2006 is presented below for all stock options issued to employees and non-employees:

                                                            2006
                                            ----------------------------------
                                                                      Weighted
                                             Common       Common       Average
                                              Stock       Stock       Exercise
                                             Warrants     Options      Price
                                            ----------   ----------   --------

      Outstanding at Beginning of Year              --      234,313   $   0.80

      Granted                                  367,308    1,111,288       0.43

      Forfeited                                     --      (40,750)      0.80
                                            ----------   ----------   --------

      Outstanding at End of Year               367,308    1,304,851   $   0.68
                                            ==========   ==========   ========

      Exercisable at End of Year               367,308    1,127,976         --
                                            ==========   ==========   ========

                                  EXHIBIT INDEX

Number                             Description
------                             -----------

3.1      Articles of Incorporation, dated March 13, 2006 (filed herewith).

3.2 Articles of Merger, dated November 22, 2006 (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on December 7, 2007).

3.3      By-Laws, dated October 6, 1998 (incorporated by reference to Exhibit
         3.2 of the Form 10-SB filed on February 28, 2002).

4.1 1998 Incentive Stock Option Plan, dated November 1, 1998 (incorporated by reference to Exhibit 10.1 of the Form 10-SB filed on February 28,
         2002)

4.2 2002 Non-Qualified Stock Option Plan, dated October 1, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 filed on January 27, 2003)

4.3 Share Exchange Agreement between the Texxon, Inc., TelePlus, Inc., and the Shareholders of TelePlus, Inc., dated March 2, 2006 (incorporated by reference to Exhibit 2 of the Form 10-QSB filed on May 22, 2006).

4.4 Certificate of Designation of TelePlus Acquisition Series of Preferred Stock, dated May 8, 2006 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on June 7, 2006).

10.1 Employment Agreement between TelePlus, Inc. and Claude Buchert, dated January 1, 2004 (filed herewith).

10.2 Employment Agreement between TelePlus, Inc. and Helene Legendre, dated January 1, 2004 (filed herewith).

10.3 Addendum to Employment Agreement between TelePlus, Inc. and Claude Buchert, dated February 1, 2004 (filed herewith).

10.4 Letter of Engagement between TelePlus, Inc. and Ross Nordin, dated April 18, 2006 (filed herewith).

10.5 Settlement Agreement between Wall Street PR, Inc. and Texxon, Inc., dated July 26, 2006 (filed herewith).

10.6 Agreement for VOIP Services between TelePlus Inc. and Digitrad France SARL, dated July 27, 2006 (incorporated by reference to Exhibit 99 of the Form 8-K filed on August 14, 2006).

10.7 Funding Agreement between Texxon, Inc. and First Bridge Capital, Inc., dated August 14, 2006 (filed herewith).

10.8 Settlement Agreement between Continan Communications, Inc., First Bridge Capital, Inc., and Wall Street PR, Inc., dated December 28, 2006 (filed herewith).

21       Subsidiaries of the Company (filed herewith).

31.1 Rule 13a-14(a)/15d-14(a) Certification of Claude C. Buchert (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Ross A. Nordin (filed herewith).

32 Section 1350 Certification of Claude C. Buchert and Ross A. Nordin (filed herewith).

99 Provisional Patent Application, dated September 20, 2004 (filed herewith)