Form 10QSB
period 2007-03-31
CONTINAN COMMUNICATIONS, INC.
filed 2007-05-21
CIK 1114208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-49648

                          CONTINAN COMMUNICATIONS, INC.
                          -----------------------------
               (Exact Name of Company as Specified in its Charter)

             Nevada                                         73-1554122
   ------------------------------                       -------------------
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

       11601 Wilshire Boulevard, Suite 2030, Los Angeles, California 90025
       -------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (310) 439-3119
                          ----------------------------
                          (Company's Telephone Number)


         --------------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

      Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ___ No _X_.

      As of April 1, 2007, the Company had 25,474,539 shares of common stock issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              CONSOLIDATED BALANCE SHEETS AS OF
              MARCH 31, 2007 AND DECEMBER 31, 2006.............................3

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
              THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006.............4

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2007........................5

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006.............6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................27

     ITEM 3.  CONTROLS AND PROCEDURES.........................................39

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS...............................................40

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND
              USE OF PROCEEDS.................................................40

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................41

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............41

     ITEM 5.  OTHER INFORMATION...............................................41

     ITEM 6.  EXHIBITS........................................................41

SIGNATURES....................................................................42

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                          CONTINAN COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)


ASSETS

Current assets:
    Cash
    Other receivables                                              $      1,758
    Prepaid expense
                                                                   -------------
        Total current assets                                              1,758

Furniture and Equipment, net                                             33,959

Other Assets:
    Intangible assets, net                                               60,964
    Developed software, net                                             510,398
    Security deposit                                                      8,400
                                                                   -------------
        Total other assets                                              579,762
                                                                   -------------

              Total assets                                         $    615,479
                                                                   =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                               $    365,350
    Accrued liabilities                                                  15,131
    Accrued interest on notes payable - related party                    54,376
    Accrued interest on notes payable                                    25,869
    Accrued management fees                                             200,718
    Current portion of capital leases                                     4,986
    Notes payable - related party                                       192,482
    Notes payable                                                       407,586
    Income tax payable                                                      800
    Liability for derivative instruments                                  2,151
                                                                   -------------
        Total current liabilities                                     1,269,449

Long term liabilities:
    Capital leases, net of current portion                                3,776

Shareholders' deficit:
    Preferred stock, par value of $0.001;
      10,000,000 shares authorized
      5,660 issued and outstanding                                            6
    Common stock; par value of $0.001;
      100,000,000 shares authorized
      25,732,172 issued and outstanding                                  25,733
    Additional paid in capital                                        6,277,907
    Deficit accumulated during the development stage                 (6,961,392)
                                                                   -------------
       Total shareholders' deficit                                     (657,746)
                                                                   -------------

             Total liabilities and shareholders' deficit           $    615,479
                                                                   =============


           See Accompanying Notes to Consolidated Financial Statements


                                            CONTINAN COMMUNICATIONS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)


                                                                                                     PERIOD FROM
                                                        FOR THE THREE         FOR THE THREE       SEPTEMBER 16, 2002
                                                        MONTHS ENDED          MONTHS ENDED          (INCEPTION) TO
                                                       MARCH 31, 2007        MARCH 31, 2006         MARCH 31, 2007
                                                     ------------------    ------------------     ------------------

Revenues                                             $           1,242     $          27,451      $         131,112

Expenses:
  Direct costs                                                   1,212                74,343                370,569
  Selling expenses                                              11,533                62,761              1,661,644
  Depreciation and amortization                                 16,720                16,288                156,831
  General and administrative expenses                          262,608               216,252              3,834,151
                                                     ------------------    ------------------     ------------------
      Total Expenses                                           292,073               371,644              6,023,195

Other income (expenses), net:
  Interest expense                                             (15,868)               (7,593)              (222,596)
  Other expense                                                   (411)                   --                   (954)
  Loss on derivative instruments                                    --                    --               (841,821)
  Other income                                                      --                    --                     62
                                                     ------------------    ------------------     ------------------
      Total other income (expenses), net                       (16,279)               (7,593)            (1,065,309)
                                                     ------------------    ------------------     ------------------

Loss before provision for income taxes                        (307,110)             (351,786)            (6,957,392)

Provision for income taxes                                         800                   800                  4,000
                                                     ------------------    ------------------     ------------------

Net Loss                                             $        (307,910)    $        (352,586)     $      (6,961,392)
                                                     ==================    ==================     ==================

Net loss per common share - basic and diluted        $           (0.01)    $            0.00      $           (3.15)
                                                     ==================    ==================     ==================

Basic and diluted weighted average
  common shares outstanding (1)                             25,727,116                    --              2,208,689
                                                     ==================    ==================     ==================

(1) Adjusted for a 1 for 20 reverse split effective on December 1, 2006.


                             See Accompanying Notes to Consolidated Financial Statements


                                                    CONTINAN COMMUNICATIONS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO MARCH 31, 2007
                                                             (UNAUDITED)


                                                                                                           DEFICIT
                                                                                                          ACCUMULATED
                                                                                            ADDITIONAL    DURING THE       TOTAL
                                             PREFERRED STOCK            COMMON STOCK         PAID IN      DEVELOPMENT   SHAREHOLDERS
                                          ----------------------   ----------------------    CAPITAL         STAGE         EQUITY
                                             SHARES      AMOUNT       SHARES      AMOUNT    (RESTATED)     (RESTATED)     (DEFICIT)
                                          ------------  --------   ------------  --------  -------------  ------------  ------------

Balance at December 31, 2004                3,000,000   $ 3,000             --   $    --   $  2,123,608   $  (958,325)  $ 1,168,283
  Net loss                                         --        --             --        --             --    (1,053,248)   (1,053,248)
                                          ------------  --------   ------------  --------  -------------  ------------  ------------
Balance at September 30, 2005               3,000,000     3,000             --        --      2,123,608    (2,011,573)      115,035
    Net loss                                                                                                 (305,880)     (305,880)
                                          ------------  --------   ------------  --------  -------------  ------------  ------------
Balance at December 31, 2005                3,000,000     3,000             --        --      2,123,608    (2,317,453)     (190,845)
  Reverse acquisition, May 2006                    --        --    1,699,108(1)    1,699        971,820            --       973,519
  Stock options granted for consulting
    services                                       --        --             --        --         40,343            --        40,343
  Stock options granted to employees               --        --             --        --         33,619            --        33,619
  Stock options granted to management              --        --             --        --         58,273            --        58,273
  Stock options granted for finders fees           --        --             --        --         37,737            --        37,737
  Fees on reverse acquisition                      --        --             --        --        (37,737)           --       (37,737)
  Issue of common stock upon exercise of
    warrants                                       --        --        290,000       290           (290)           --            --
  Issue of common stock for consulting
    service                                        --        --        249,500       250        548,750            --       549,000
  Conversion of preferred stock to
    common stock                           (3,000,000)   (3,000)    20,250,000    20,250        (17,250)           --            --
  Conversion of notes payable to common
    stock - Rackgear Inc.                          --        --        210,914       211         63,063            --        63,274
  Conversion of accounts payable in the
    amount of $12,698 to common stock              --        --         22,650        23         12,675            --        12,698
  Conversion of notes payable to
    preferred stock - First Bridge Bank         5,510         6             --        --        550,951            --       550,957
  Conversion of notes payable to common
    stock - Kurt Hiete                             --        --        200,000       200         60,326            --        60,526
  Conversion of accounts payable in the
    amount of $34,865 to common stock              --        --         35,000        35         34,830            --        34,865
  Issue of common stock for consulting
    services                                       --        --      2,710,000     2,710      1,623,290            --     1,626,000
  Stock options granted for consulting
    services                                       --        --             --        --         48,846            --        48,846
  Stock options granted for consulting
    services                                       --        --             --        --        215,748            --       215,748
  Stock options granted to employees               --        --             --        --         93,236            --        93,236
  Transfer to derivative liability                 --        --             --        --       (307,516)           --      (307,516)
    Net loss                                       --        --             --        --             --    (4,336,029)   (4,336,029)
                                          ------------  --------   ------------  --------  -------------  ------------  ------------
Balance at December 31, 2006                    5,510         6     25,667,172    25,668      6,154,322    (6,653,482)     (473,486)
  Issuance of common stock for consulting
    services                                       --        --         65,000        65         33,085            --        33,150
  Conversion of note payable to preferred
    stock - First Bridge Capital                  150        --             --        --         15,000            --        15,000
  Stock options granted for consulting
    services                                       --        --             --        --         75,000            --        75,000
    Net loss                                       --        --             --        --             --      (307,910)     (307,910)
                                          ------------  --------   ------------  --------  -------------  ------------  ------------
                                                5,660   $     6     25,732,172   $25,733   $  6,277,907   $(6,961,392)  $  (657,746)
                                          ============  ========   ============  ========  =============  ============  ============

(1)  Adjusted for a 1 for 20 reverse split effective on December 1, 2006.


                                     See Accompanying Notes to Consolidated Financial Statements


                                            CONTINAN COMMUNICATIONS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)


                                                                                                     PERIOD FROM
                                                       FOR THE THREE         FOR THE THREE        SEPTEMBER 16, 2002
                                                        MONTHS ENDED          MONTHS ENDED          (INCEPTION) TO
                                                       MARCH 31, 2007        MARCH 31, 2006         MARCH 31, 2007
                                                     ------------------    ------------------     ------------------
Cash flows from operating activities:
  Net loss                                           $        (307,910)    $        (352,586)     $      (6,961,392)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                               16,720                16,288                156,830
    Stock compensation for consulting services and
      options granted to management and employees              108,650                    --              3,108,699
  (Increase) decrease in assets:
    Accounts receivable                                             --               (13,251)                    --
    Other receivables                                               --                    --                 (1,758)
    Security deposit                                                --                    --                 (8,400)
    Prepaid expenses                                               500                    --                     --
  Increase (decrease) in liabilities:
    Accounts payable                                           (82,182)              117,306                391,404
    Income tax payable                                             800                    --                    800
    Accrued liabilities                                        (79,247)               12,788                 14,340
    Accrued interest on notes payable - related party              128               (10,706)                51,434
    Accrued interest on notes payable                            6,189                 3,610                 28,811
    Accrued management fees                                     (1,763)               20,000                200,718
                                                     ------------------    ------------------     ------------------
      Net cash used in operating activities                   (338,115)             (206,551)            (3,018,514)

Cash flows from investing activities:
  Payment for intangible assets                                     --                    --               (101,369)
  Payment for software development costs                            --                    --               (411,567)
  Purchase of equipment                                         (2,759)                   --                (24,122)
                                                     ------------------    ------------------     ------------------
      Net cash used in investing activities                     (2,759)                   --               (537,058)

Cash flows from financing activities:
  Sale of common stock                                              --                65,000                247,500
  Borrowings on convertible note payable                        15,000                    --                 15,000
  Liability for derivative instruments                              --                    --                  2,151
  Payments on note payable-related party                        (1,176)                   --                 (8,004)
  Payments on notes payable                                         --                    --                 (7,400)
  Borrowings on notes payable - related party                                         43,122              2,646,423
  Borrowings on notes payable                                  320,000                83,884                680,986
  Payments on capital lease obligations                         (1,660)               (2,405)               (21,084)
                                                     ------------------    ------------------     ------------------
      Net cash provided by financing activities                332,164               189,601              3,555,572

(Decrease) increase in cash                                     (8,710)              (16,950)                    --

Cash, beginning of the period                                    8,710                25,539                     --
                                                     ------------------    ------------------     ------------------

Cash, end of the period                              $              --     $           8,589      $              --
                                                     ==================    ==================     ==================

Supplemental disclosures of cash flow information:
    Interest paid                                    $              --     $              --      $              --
                                                     ==================    ==================     ==================
    Income taxes paid                                $              --     $             800      $           3,200
                                                     ==================    ==================     ==================

Supplemental disclosures of non-cash investing
  and financing activities:
  Furniture and equipment acquired through
    exchange of stock                                $              --     $              --      $          30,250
                                                     ==================    ==================     ==================
  Developed software acquired through exchange
    of stock                                         $              --     $              --      $         165,000
                                                     ==================    ==================     ==================
  Conversion of note payable to preferred stock      $          15,000     $              --      $         565,957
                                                     ==================    ==================     ==================
  Conversion of notes payable and accrued interest
    into common stock                                $              --     $         339,357      $       2,281,515
                                                     ==================    ==================     ==================
  Conversion of accounts payable into common stock   $              --     $              --      $          47,563
                                                     ==================    ==================     ==================
  Purchase of equipment through capital leases       $              --     $              --      $          29,843
                                                     ==================    ==================     ==================
  Stock issued for consulting services               $              --     $              --      $          80,000
                                                     ==================    ==================     ==================
  Issue of common stock upon exercise of warrants    $              --     $              --      $           5,800
                                                     ==================    ==================     ==================


                             See Accompanying Notes to Consolidated Financial Statements

                                                          6

                          CONTINAN COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

CASH AND CASH EQUIVALENTS.

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

INTANGIBLE ASSETS.

Intangible assets consist of patent application costs that relate to the Company's U.S. patent application and consist primarily of legal fees, the underlying test market studies and other direct fees. The recoverability of the patent application costs is dependent upon, among other factors, the success of the underlying technology.

DEVELOPED SOFTWARE.

Developed software is carried at the cost of development and amortization is computed over the estimated useful life of the software that is currently 15 years. The Company uses the straight-line method of amortization.

IMPAIRMENT OF LONG-TERM ASSETS.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2007 management expects these assets to be fully recoverable.

INCOME TAXES.

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

EARNINGS PER SHARE.

SFAS No. 128, "Earnings Per Share," requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As all dilutive securities have an antidilutive effect on 2007 and 2006 earnings per share, the securities have been excluded from the earnings per share calculation.

ACCOUNTING FOR OPTIONS AND WARRANTS.

During the period ended December 31, 2006, the Company issued warrants and options to numerous consultants and investors for services and to raise capital. During the period up until the recapitalization performed on December 1, 2006 (Note 1), the Company did not have sufficient authorized shares in order to issue these options should they be exercised. Because of the lack of authorized shares, the Company therefore needed to follow derivative accounting rules for its accounting of options and warrants.

The Company accounted for options and warrants issued in connection with financing arrangements in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Pursuant to EITF 00-19, the Company was to recognize a liability for derivative instruments on the balance sheet to reflect the insufficient amounts of shares authorized, which would have otherwise been classified into equity. An evaluation of specifically identified conditions was then made to determine whether the fair value of warrants or options issued was required to be classified as a derivative liability. The fair value of warrants and options classified as derivative liabilities was adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss was recorded in the corresponding period earnings.

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

RECENT ACCOUNTING PRONOUNCEMENTS.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective in the first quarter of fiscal 2008. The Company is currently evaluating the impact that this statement will have on its financial statements.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of this Statement did not have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN No. 48 are effective for fiscal year beginning January 1, 2007; the Company does not expect adoption of this new interpretation to have a material impact on its financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the three months ended March 31, 2006 to conform to the financial statement presentation for the three months ended March 31, 2007. These reclassifications had no effect on net loss as previously reported.

NOTE 3 - GOING CONCERN

The Company has no significant operating history and, from (inception) to March 31, 2007, has generated a net loss of $6,961,392. The accompanying financial statements for the period ended March 31, 2007 have been prepared assuming the Company will continue as a going concern. During the year 2006, management completed a reverse merger with Texxon Inc. and intended to raise equity through a private placement.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of December 31, 2007 and December 31, 2006:

                                                2007              2006
                                           --------------    --------------
        Furniture and fixtures             $      12,272     $      12,272

        Computers and equipment                   66,211            63,452
                                           --------------    --------------

            Total                                 78,483            75,724

        Less: accumulated depreciation           (44,524)          (40,597)
                                           --------------    --------------

        Machinery and equipment, net       $      33,959     $      35,127
                                           ==============    ==============

Depreciation expense amounted to $3,927 for the period ended March 31, 2007 and $14,907 for the year ended December 31, 2006.

NOTE 5 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts and the balances may exceed federally insured limits from time to time. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank deposit accounts. As of March 31, 2007, the Company did not have deposits in excess of federally insured limits.

NOTE 6 - DEVELOPED SOFTWARE

The Company has developed internal use software for the purpose of managing its wireless network and specific services. The total capitalized cost of this software at March 31, 2007 and December 31, 2006 was $576,568. Accumulated amortization amounted to $66,170 and $56,587 as of March 31, 2007 and December 31, 2006, respectively. Amortization expense amounted to $9,583 for the periods ended March 31, 2007 and March 31, 2006.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2007 and December 31, 2006:

                                                2007              2006
                                           --------------    --------------
        Patent application costs           $      60,982     $      60,982

        Website development costs                 40,908            40,908

        Network interconnection                    5,300             5,300
                                           --------------    --------------

            Total                                107,190           107,190

        Less: accumulated amortization           (46,226)          (43,016)
                                           --------------    --------------

        Intangible assets, net             $      60,964     $      64,174
                                           ==============    ==============

Amortization expense amounted to $3,210 for the three months ended March 31, 2007 and $4,425 for the three months ended March 31, 2006.

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at March 31, 2007 are as follows:

        Deferred tax asset
          Federal net operating loss              $ 2,306,469

          State net operating loss                    406,127
                                                  ------------

            Total deferred tax asset                2,712,596

        Less valuation allowance                   (2,712,596)
                                                  ------------

            Deferred tax asset, net               $        --
                                                  ============

At March 31, 2007 and December 31, 2006, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $13,552,507 and $9,244,405, respectively. Federal NOLs could, if unused, expire in 2023. State NOLs, if unused, could expire in 2013.

The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2007 and December 31, 2006 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended March 31, 2007 and December 31, 2006, are as follows:

                                                  2007              2006
                                             --------------    --------------
     U. S. Federal Statutory rate                 34.0%             34.0%

     State tax rate, net of federal benefit        6.0               6.0

     Less valuation allowance                    (40.0)            (40.0)
                                             --------------    --------------

     Effective income tax rate                      -- %              -- %
                                             ==============    ==============

NOTE 9 - RELATED PARTY TRANSACTIONS

NOTES PAYABLE.

The Company has received loans from related parties. These related parties consist of various members of management who are also shareholders. The related parties also consist of an employee, a relative of the CEO, and a shareholder of the Company. As of March 31, 2007 and December 31, 2006, the Company had loans due to related parties of $192,482 and $193,658, respectively. Loans due to related parties consisted of the following:

                                                     2007             2006
                                                --------------   --------------
Promissory note issued to Claude Buchert, CEO
and major shareholder, on December 30, 2004
with interest of 10%. Principal along with
accrued interest are due on or before June
30, 2005.                                       $       4,762    $       5,209

Promissory note issued to Edward Shirley,
relative of Vice President, on February 23,
2004 with Interest of 10% and principal
installments of $340 to be made monthly,
beginning July 1, 2004 with the remaining
principal balance and accrued interest due on
December 31, 2004.                                     30,000           30,000

Promissory notes issued to Humax West, Inc.,
shareholder, on various dates between January
26, 2006 and February 16, 2006 with interest
of 10%. Principal along with accrued interest
are payable on the maturity date March 30,
2006. The amount due in 2005 contain options
for the Holder to receive shares of the
Company stock in lieu of repayment of
principal and was converted in 2006. The 2006
loan is non-convertible.                               30,000          326,000

Promissory note issued to Stephanie Buchert,
relative of CEO, on May 1, 2004. Interest of
10% and principal installments of $200 to be
made monthly, beginning July 1, 2004 with the
outstanding principal balance and accrued
interest due on December 31, 2004.                      9,093            9,093

Promissory note issued to Celine Coicaud,
employee, on December 31, 2003. Interest of
10% and principal instalments $50 to be made
monthly, beginning July 1, 2004 with an
additional payment of $9,900 due August 10,
2004 and the remaining principal balance and
accrued interest due on December 31, 2004.              8,326            8,870

Promissory note issued to Helene Legendre,
Vice President and shareholder, on June 30,
2004 with Interest of 10% and payments of
$877 to be made monthly, beginning July 1,
2004 with the remaining principal balance and
accrued interest due on December 31, 2004.            110,301          110,486
                                                --------------   --------------

        Totals notes payable - related          $     192,482    $     193,658
                                                ==============   ==============

Total interest expense for the periods ended March 31, 2007 and March 31, 2006 for related parties amounted to $8,661 and $3,649, respectively. The Company is currently in default on various notes payable and is in the process of negotiating settlements or payments. All notes are included in current liabilities.

MANAGEMENT FEES.

The Company has employment agreements with two members of management through March 2008. These agreements are cancelable at any time by the Company or member of management. As of March 31, 2007 and December 31, 2006, the Company had $200,718 and $202,481, respectively, payable to management in arrears under these agreements. Expenses related to these agreements are recorded in general and administrative expense and amounted to $16,237 and $30,000 for the periods ended March 31, 2007 and March 31, 2006, respectively.

NOTE 10 - LEASES

The Company leases its office facility under a month-to-month lease.

CAPITAL LEASES.

The Company leases certain computers under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the balance sheets as furniture and equipment and amounted to $31,095 at March 31, 2007. Accumulated amortization of the leased equipment at March 31, 2007 was $12,317. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2007 are as follows:

                                                Three Months
                                                   Ending
                                                 March 31,        Amount
                                                ------------    ----------
                                                    2008        $   4,986
                                                    2009            3,005
                                                    2010            2,507
                                                 Thereafter            --
                                                                ----------
   Total minimum lease payments                                    10,498

     Less: amount representing interest                            (1,736)
                                                                ----------

   Present value of net minimum lease payments                      8,762

     Less: current maturities of capital lease
       obligations                                                 (4,986)
                                                                ----------

   Long-term capital lease obligations                          $   3,776
                                                                ==========

NOTE 11 - NOTES PAYABLE

As of March 31, 2007 and December 31, 2006, the Company had notes payable of $407,586 and $87,586, respectively.

                                                     2006             2005
                                                --------------   --------------
Promissory note issued to James Bell on May
26, 2004 in the amount or $25,000 with
interest of 10%. There are no monthly
payments and the principal along with the
accrued interest is due on or before December
31, 2005 or the date the Company received
proceeds from the public offering of its
shares, whichever is earlier. The promissory
note contains an option for the holder to
receive 1% of the outstanding shares in lieu
of repayment of principal.                      $      25,000    $      25,000

Promissory notes issued to ARABIA Corporation
on various dates between September 18, 2003
and May 18, 2004 with interest of 10%.
Principal along with accrued interest is
payable on the maturity dates between
September 18, 2004 and December 31, 2004.              55,000           55,000

Promissory note issued to Sax Public
Relations, Inc. December 1, 2005 with
interest accruing from September 1, 2005 at
10%. Payments of $1,000 to be made monthly
beginning February 1, 2006 through March
2007.                                                   7,586            7,586

Promissory note issued to First Bridge Capital on
January 23, 2007.                                     320,000               --
                                                --------------   --------------

Total notes payable                             $     407,586    $      87,586
                                                ==============   ==============

The Company is currently in default on various notes payable and is in the process of negotiating settlements or payments. All notes payable are included in current liabilities.

NOTE 12 - STOCKHOLDERS' EQUITY

Following the completion of the reverse merger, the Company had two classes of stock.

PREFERRED STOCK.

The Company has one class of preferred stock with a par value of $0.001. The Company has 5,000,000 shares authorized and had 3,000,000 Series 2006 preferred shares issued and outstanding.

COMMON STOCK.

The Company has one class of common stock with a par value of $0.001. The Company had 45,000,000 shares authorized and 44,772,159 issued and outstanding just prior to December 1, 2006 in connection with the Company's re-domestication (see Note 1). On December 1, 2006, the Company implemented a 1 for 20 reverse stock split of all its issued and outstanding shares. After the reverse stock split, there were 2,238,608 shares of common stock issued and outstanding. At the date of the reverse split, the Company had 3,000,000 shares of convertible preferred stock issued and outstanding. All preferred shares were converted into 20,250,000 shares of post reverse split common stock.

Prior to the reverse split, the Company had made promises to issue more common stock, but was unable to due to a lack of authorized shares. Before the merger completed in November 2006, the Company was in the process of attempting to increase the number of authorized common stock shares. Accordingly all promises to issue common stock were classified as a liability. See descriptions of transactions below.

(a) In December 2006, accounts payable to a consulting company in the amount of $12,698 was converted into 22,650 common shares with a par value of $0.001 per share. The Company recorded common stock in the amount of $23 and additional paid in capital ("APIC") in the amount of $12,675. As of March 31, 2007, this agreement was finalized. However, stock certificates were not issued until subsequent to year-end. As of March 31, 2007, 2006, the shares were considered outstanding.

(b) In December 2006, accounts payable to a consulting company in the amount of $34,830 was converted into 35,000 common shares with a par value of $0.001 per share. The Company recorded common stock in the amount of $35 and APIC in the amount of $34,795. As of March 31, 2007, this agreement was finalized. However, stock certificates were not issued until subsequent to year-end. As of March 31, 2007, the shares were considered outstanding.

(c) In August 2006, the Company entered into a funding agreement with First Bridge Capital Incorporated for working capital purposes. First Bridge Capital will make serial investments in the maximum amount of $1,000,000 for a future exchange of the Company's convertible preferred stock. Before re-domestication, the Company had received $538,500 in advance payments from First Bridge Capital. However, after the re-domestication was completed, all advance payment of $538,500 and related accrued interests of $12,456 were converted into 5,510 shares of preferred stock at year end, on the basis of 1 preferred share issued for each $100 owed. As of March 31, 2007, this agreement was finalized. However, stock certificates were not issued until subsequent to year-end. As of March 31, 2007, the shares were considered outstanding.

In January 2007, First Capital issued a note in the amount of $15,000 to the Company. After the inception of the note, the Company entered into an agreement with First Bridge Capital and converted the note into 150 shares of preferred stock on the basis of 1 preferred share issued for each $100 owed. At the date of conversion, the market price of preferred stock was $0.51. The company recorded $0.15 of preferred stock account and $14,999.85 of additional paid in capital.

In connection with the funding agreement, the Company issued First Bridge Capital 50,000 (1,000,000 pre reverse split) common stock warrants. These warrants were valued at $20,000 as that was the cash payment equivalent of the value of services. The Company accounted for these warrants as a liability for derivative instruments as they didn't have enough authorized shares to issue stock for these warrants. The Company valued these warrants at September 30, 2006 using the Black-Scholes model and determined that the value as of September 30, 2006 was $4,965. Accordingly the Company recognized a gain on the change in fair value of derivative instruments in the amount of $15,035 and reduced their initial $20,000 liability to $4,965. The factors used for the Black Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 4.8 years.

As a result of recapitalization in November 2006, the Company had more shares authorized to be issued. Therefore, the derivative liability in the amount of $4,965 arisen due to a lack of authorized shares had to be eliminated and accounted for as equity. The value for the derivative liability needed to be re-calculated using the Black Scholes model as of December 1, 2006 (the date of the reverse split). The recalculated value of the derivative liability was $14,836, which became an addition to APIC. The remaining value of $9,871, after eliminating derivative liability, was recognized as a loss on derivative. The factors used for the Black Scholes model were a market price of $0.30 per share; volatility of 178%; risk free interest rate of 4.39%; exercise price of $.02 per share; and an estimated life of 4.55 years.

(d) In January 2007, the Company issued 65,000 shares of common stock with a par value of $0.001 to Karen Dix for consulting services provided to the Company. At the date of issuance, the market price of the Company's common stock was $0.51 per share. The Company recorded $65 in common stock and $33,085 in additional paid in capital.

(e) In 2006, a third party exercised 290,000 (5,800,000 pre reverse-split) warrants pursuant to a settlement agreement executed on December 31, 2005. The Company issued 290,000 shares of its common stock related to the transaction and the value was recorded as paid in capital.

(f) In July 2006, a settlement agreement was agreed upon between the Company and a consulting group for financial public relations services that was performed. The Company was to issue 7,700,000 shares of common stock for compensation for the services performed by the consulting group. The value of the shares on the date of issuance was based on the fair market value of the common shares on the date of settlement. The Company had recorded this expense as public relations services expense in the amount of $847,000. However, the Company did not have sufficient common shares authorized and did not have sufficient un-issued shares available to settle this contract at the time of settlement. Therefore, 4,990,000 (249,500 post split) common shares were issued to the consulting group as of September 30, 2006. The Company still owed 2,710,000 shares to complete this settlement. A liability to issue the remaining shares was recorded based on the market price at the time of the settlement of $0.11 per share.

As of September 3, 2006, the stock price had fallen to $0.05 per share. Accordingly the Company recognized a gain on the change in fair value of derivative instruments of $162,600 for the three months ending September 30, 2006. The remaining liability of $135,400 was included on the balance sheet as a liability for derivative instruments. Following the company's recapitalization,
2.71 million shares of common stock were issued to the consulting group on December 11, 2006. Per the settlement, these shares were not adjusted for the reverse split. Therefore, the derivative liability in the amount of $135,400 arisen due to a lack of authorized shares had to be eliminated and accounted for as equity. In addition, due to changes in market value for common stock, the value for the derivative liability needed to be adjusted before any changes were made as of December 11, 2006. The recalculated value for the derivative liability was $1,626,000, of which $54,200 was recognized as common stock and $1,571,800 was recognized as APIC. The remaining value after offsetting derivative liability in the amount of $1,626,000 was recognized as a loss on derivative after elimination of the derivative liability. The adjusted value of the derivative was calculated by number of shares to be issued multiplied by the market price per share at the time of issuance.

(g) In 2006, the Company contracted with a third party to perform public relations services that amounted to $24,000. The Company agreed to pay for these services in common stock based upon the average 30 day trading price at a specified time during the year. The average trading price determined was $0.29 per share, resulting in the need to issue 4,137 (82,759 pre reverse split) shares of stock. The Company did not have sufficient authorized common shares available to settle this contract. Therefore a liability was accrued for the service expense incurred of $24,000. As of September 30, 2006, the price of the stock had dropped to $0.05 per share. Accordingly, the company recognized a gain on the change in fair value of derivative instruments of $19,862 for the three months ended September 30, 2006. The remaining liability of $4,138 was included on the balance sheet as a liability. As of December 31, 2006,the market value of derivative liability was $2,152, which was calculated by multiplying 4,137 shares with market price on December 31, 2006 of $0.52. The difference of $1,986 was, then, recognized as gain on derivative, accordingly.

The following schedule summarizes the total liability originally recognized, the gain (loss) during the last fiscal year, the amount transferred to equity upon recapitalization and the remaining liability at March 31, 2007:

                                       Original      Gain/(Loss)                    Liability as of
                                       Liability     Recognized        Equity      December 31, 2006
                                      -----------   ------------    ------------   -----------------
Promise to issue convertible
  preferred stock                     $  481,382    $        --     $   481,382    $             --

Settlement of 2,710,000 common
  shares due                             298,000     (1,328,000)      1,626,000                  --

82,579 shares due to public
  relations firm                          24,000         21,848              --               2,152

Common stock warrants to First
  Bridge Capital                          20,000          5,164          14,836                  --

Non-employee stock option and
  warrants (Note 13)                     581,157        459,166         121,991                  --
                                      -----------   ------------    ------------   -----------------

    Total                                923,000       (841,822)      1,762,827               2,152

                        Grand Total   $1,404,539    $  (841,822)    $ 2,244,209    $          2,152
                                      ===========   ============    ============   =================

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

(b) In September 2005, the Company granted an option to purchase 40,750 (815,000 pre reverse split) restricted shares of common stock (TelePlus stock options), exercisable at $1.00 ($0.05 pre reverse split) per share, to an employee that vests and expires on January 15, 2010. This option was exchanged for an option to purchase 45,000 restricted shares of common stock (the equivalent of a 366,750 shares Texxon stock option) issued in May 2006 and an option to purchase 30,000 restricted shares of common stock (the equivalent of a 244,500 Texxon stock option). Due to the fact that the Company has been generating recurring losses and also not having an active market to trade its shares, the value of these options was determined to be zero and accordingly, no expense or paid in capital has been recorded. The performance-based option issued to this employee was a part of a performance based stock options issuance transaction that involved other employees (see subsequent paragraph on performance based stock options issued in May for more details on this transaction).

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

In 2007, an additional 96,154 warrants were issued under this contract. The Company used the Black-Scholes model to value these options. The factors used were a market price of $0.79 per share; volatility of 178%; risk free interest rate of 6%; exercise price of $0.02 per share; and an estimated life of 4.3 years. This resulted in $75,500 of additional paid in capital.

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

A summary of the status of, and changes in, the Company's stock warrant and option grants of and for the three months ended March 31, 2007 is presented below for all warrants and options granted to employees and non-employees:

                                                           March 31, 2006
                                          --------------------------------------------------
                                           Common Stock     Common Stock    Weighted Average
                                             Warrants         Options        Exercise Price
                                          --------------   --------------   ----------------
   Outstanding at Beginning of Year             367,308        1,304,851    $          0.68

   Granted                                       96,154               --                 --

   Forfeited                                         --               --                 --
                                          --------------   --------------   ----------------

   Outstanding at End of Period                 463,462        1,304,851    $          0.68
                                          ==============   ==============   ================

   Exercisable at End of Period                 367,308        1,127,976
                                          ==============   ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following management's discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, our unaudited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

      Through its Vocalenvision subsidiary, the Company offers proprietary products and services that help customers communicate effectively while travelling abroad. Branded as Vocalyz(TM), the Company's wireless service has market potential, boasting amongst its features a "teleconcierge", who is a live operator trained to provide a variety of business-related and travel-related services to travelers directly from their Vocalyz travel phone.

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

      Vocalenvision, Inc. is highly dependent upon the efforts and abilities of its management. The loss of the services of any of them could have a substantial adverse effect on it. Vocalenvision, Inc. has not purchased "Key-Man" insurance policies on any of them.

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

      The Company has historically experienced operating losses and negative cash flow. The Company expects that these operating losses and negative cash flows may continue through additional periods. Until recently, the Company has had a limited record of revenue-producing operations but with the modified and highly realistic product deployment strategy, the Company now believes it has a predictable, scalable revenue and business model that is based on the Company's short but proven revenue history will be able to achieve its business plans.

RESULTS OF OPERATIONS.

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

(A)   REVENUES.

      Revenues were $1,242 for the three months ended March 31, 2007 compared to $27,451 for the three months ended March 31, 2006, a decrease of $26,209 or approximately 95%. The decline in revenues was largely due to the fact that we are still a development stage company. Currently, the Company's focus has been on raising capital that is necessary to fund its operations. In the three months ended March 31, 2006, the Company generated revenue largely from a test marketing study. A similar study was not performed in 2007 as management was focused on raising capital. Revenues for the period from September 2, 2002 (inception) through March 31, 2007 were $131,112.

(B)   GENERAL AND ADMINISTRATIVE EXPENSES.

      General and administrative expenses were $262,608 for the three months ended March 31, 2007 compared to $218,252 for the three months ended March 31, 2006, an increase of $43,956 or approximately 20%. The increase in expenses was largely due to increased consulting expenses. These consulting expenses were largely paid for by the issuance of stock and stock options. The consulting expenses were incurred for investor relation's services.

(C)   OTHER INCOME (EXPENSE).

      Total other expenses of $16,279 for the three months ended March 31, 2007 compared to $7,593 for the year ended December 31, 2005, an increase of $8,686 or approximately 114%. The increase in these expenses was entirely attributed to increased interest costs as our notes payable balance increased from about $425,000 at March 31, 2006 to about $600,000 at March 31, 2007. In the quarter ending March 31, 2007, we received a loan of approximately $320,000 that the Company anticipates will be converted into preferred stock during the second quarter of 2007.

(D)   NET LOSS.

      The net loss was $307,910 for the three months ended March 31, 2007 compared to $352,586 for the three months ended March 31, 2006, a decrease of $44,676 or approximately 13%. While general and administrative costs increased because of consulting costs, selling expenses and direct costs declined significantly as the Company was not conducting a test market study. The Company's direct costs primarily consist of telephones and minutes that we purchase from other carriers. Because the Company is not conducting test studies in the current quarter, it did not encounter as much direct costs as in the quarter ended March 31, 2006.

FACTORS THAT MAY AFFECT OPERATING RESULTS.

      The Company's operating results can vary significantly, depending upon a number of factors, many of which are outside the Company's control. General factors that may affect the Company's operating results include:

o     market acceptance of and change in demand for products/services;

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

The Company is also subject to the following specific factors that may affect its operations:

(A) THE COMPANY MAY NOT BE ABLE TO ACCOMMODATE RAPID GROWTH WHICH COULD DECREASE REVENUES AND RESULT IN A LOSS OF CUSTOMERS.

      To manage anticipated growth, the Company must continue to implement and improve its operational, financial and management information systems. The Company must also hire, train and retain additional qualified personnel, continue to expand and upgrade core technologies, and effectively manage its relationships with end users, suppliers and other third parties. The Company's expansion could place a significant strain on its current services and support operations, sales and administrative personnel, capital and other resources. The Company could also experience difficulties meeting demand for its products. The Company cannot guarantee that its systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market. The Company's failure to effectively manage growth could adversely affect its business and financial results.

(B) THE COMPANY'S CUSTOMERS REQUIRE A HIGH DEGREE OF RELIABILITY IN EQUIPMENT AND SERVICES, AND IF THE COMPANY CANNOT MEET THEIR EXPECTATIONS, DEMAND FOR ITS PRODUCTS/SERVICES MAY DECLINE.

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

(C) DEPENDENCE ON SUPPLIERS MAY AFFECT THE ABILITY OF THE COMPANY TO CONDUCT BUSINESS.

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

(D) THE COMPANY FACES STRONG COMPETITION IN ITS MARKET, WHICH COULD MAKE IT DIFFICULT FOR THE COMPANY TO GENERATE REVENUES.

      The Company's future success will depend on its ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace. The Company competes for customers primarily with facilities-based carriers, as well as with other non-facilities-based network operators. Some of the Company's competitors have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than the Company has.

o Some of competitors provide functionalities that the Company does not. Potential customers who desire these functions may choose to obtain their equipment from the competitor that provides these additional functions.

o Potential customers may be motivated to purchase their wireless services from a competitor in order to maintain or enhance their respective business relationships with that competitor.

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

(E) UNCERTAIN DEMAND FOR SERVICES MAY CAUSE REVENUES TO FALL SHORT OF EXPECTATIONS AND EXPENSES TO BE HIGHER THAN FORECAST IF THE COMPANY NEEDS TO INCUR MORE MARKETING COSTS.

      The Company is unable to forecast revenues with certainty because the Company may not continue to provide services in the future to meet the continually changing demands of customers. The Company is in the process of refining its sales and marketing plan for in order to achieve the desired level of revenue, which could result in increased sales and marketing costs. In the event demand for the Company's services does not prove to be as great as anticipated, revenues may be lower than expected and/or sales and marketing expenses higher than anticipated, either of which may increase the amount of time and capital that the Company needs to achieve a profitable level of operations. There is no assurance that the Company will be successful in marketing the services contemplated. Although management has many years of sales experience and has conducted an informal market research study with respect to its business, there is no assurance that the market that we propose to establish will be sufficiently responsive, properly located, and demographically inclined to the type of operation we intend to operate.

(F) THE COMPANY COULD FAIL TO DEVELOP NEW PRODUCTS/SERVICES TO COMPETE IN AN INDUSTRY OF RAPIDLY CHANGING TECHNOLOGY, RESULTING IN DECREASED REVENUES.

      The Company operates in an industry with rapidly changing technology, and its success will depend on the ability to deploy new products/services that keep pace with technological advances. The market for communications services is characterized by rapidly changing technology and evolving industry standards. The Company's technology or systems may become obsolete upon the introduction of alternative technologies. If the Company does not develop and introduce new services in a timely manner, it may lose opportunities to competing service providers, which would adversely affect business and results of operations.

      There is a risk to the Company that there may be delays in initial implementation of new services/products. Further risks inherent in new product/service introductions include the uncertainty of price-performance relative to products/services of competitors, competitors' responses to its new product/service introductions, and the desire by customers to evaluate new products/services for longer periods of time. Also, the Company does not have any control over the pace of technology development. There is a significant risk that rights to a technology could be acquired or be developed that is currently or is subsequently made obsolete by other technological developments. There can be no assurance that any new technology will be successfully acquired, developed, or transferred.

(G) NEW VERSIONS OF THE COMPANY'S SERVICES MAY CONTAIN ERRORS OR DEFECTS, WHICH COULD AFFECT ITS ABILITY TO COMPETE.

      The Company's services are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of its products. The Company may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments or be required to compensate customers for such limitations or errors, the result of which its business, cash flow, financial condition and results of operations could be materially adversely affected.

(H) THE COMPANY'S ABILITY TO GROW IS DIRECTLY TIED TO ITS ABILITY TO ATTRACT AND RETAIN CUSTOMERS, WHICH COULD RESULT IN REDUCED REVENUES.

      The Company has no way of predicting whether its marketing efforts will be successful in attracting new customers and acquiring substantial market share. If the Company's marketing efforts fail, it may fail to attract new customers, which would adversely affect business and financial results.

(I) DISRUPTIONS IN OR INTERFERENCE WITH INTERNATIONAL TRAVEL COULD AFFECT THE COMPANY'S BUSINESS.

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

(J)   THE COMPANY'S SUCCESS IS LARGELY DEPENDENT ON THE ABILITIES OF ITS
MANAGEMENT.

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

(K) ANY REQUIRED EXPENDITURES AS A RESULT OF INDEMNIFICATION WILL RESULT IN AN INCREASE IN THE COMPANY'S EXPENSES.

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

OPERATING ACTIVITIES.

      Net cash used in operating activities was $338,115 for the three months ended March 31, 2007 compared to $206,551 for the three months ended March 31, 2006, an increase of $131,564 or approximately 64%. The primary reason the Company used more cash was the increase in cash available to us through the borrowing of $320,000 of convertible loan. This loan allowed the Company to pay some of its accounts payable and accrued liabilities that have increased as the Company continued to seek financing.

      The principal components of the net cash used in operations for the three months ended March 31, 2007 was a net loss of $307,910, offset by the stock compensation for consulting services and options granted to management and employees in the amount of $108,650, a decrease in accounts payable of $82,182, and a decrease in accrued liabilities of $79,247. Net cash used in operating activities was $3,018,514 for the period from September 2, 2002 (inception) through March 31, 2007.

INVESTING ACTIVITIES.

      Net cash used in investing activities was $2,759 for the three months ended March 31, 2007 compared to $0 for the three months ended March 31, 2006. Net cash used in investing activities was $537,058 for the period from September 2, 2002 (inception) through March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES.

      As of March 31, 2007, the Company had total current assets of $1,758 and total current liabilities of $1,269,449, resulting in a working capital deficit of $1,267,691. At March 31, 2007, the Company's assets consisted solely of other receivables. As a development stage company that began operations in 2002, the Company has incurred $6,961,392 in cumulative total losses from inception through March 31, 2007.

      The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's independent registered public accounting firm's audit report included in the Company's Form 10-KSB included explanatory paragraphs regarding the Company's ability to continue as a going concern.

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

      The Company has been successful in obtaining the required cash resources by issuing stock and notes payable, including related party notes payable, to service the Company's operations through the first quarter of 2007. Net cash provided by financing activities was $332,164 for the three months ended March 31, 2007 compared to $189,601 for the three months ended March 31, 2006, an increase of $142,563 or approximately 75%. This increase was primarily the result of an increase in the borrowings on notes payable. Net cash used in financing activities was $3,555,572 for the period from September 2, 2002 (inception) through March 31, 2007.

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

      If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of the Company's planned product development and marketing efforts, any of which could have a negative impact on business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

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

CONTRACTUAL OBLIGATIONS.

(A)   CAPITAL LEASE.

      The Company leases certain computers under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the balance sheets as furniture and equipment and amounted to $31,095 at March 31, 2007. Accumulated amortization of the leased equipment at March 31, 2007 was $12,317. Amortization of assets under capital leases is included in depreciation expense.

(B)   OPERATING LEASES.

      The principal executive offices for the Company currently consist of approximately 1,048 square feet of office space, which are located at 11601 Wilshire Boulevard, Suite 2030, Los Angeles, California. The Company leases this property on a month-to-month basis at the current monthly rent of $3,500 as of March 31, 2007.

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

FORWARD LOOKING STATEMENTS.

      Information in this Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange Act of 1934, as amended. When used in this Form 10-KSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, need for future financing, dependence on personnel and operating expenses.

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

ITEM 3. CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      There were no unregistered sales of the Company's equity securities during the three months ended on March 31, 2007 that have not previously been reported. There were no purchases of the Company's common stock by the Company's affiliates or by it during the three months ended March 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      As of March 31, 2007, the Company was in default in the payment of $280,068 in principal amount of various notes payable (related and non-related parties, as discussed in Notes 9 and 11 to the financial statements, but excluding the note payable to First Bridge Capital) and in the payment of $80,245 of accrued interest. The Company is in the process of negotiating settlements or payments. All notes are included in current liabilities. The Company is negotiating with the lenders to secure a conversion of the debt to a proposed series of convertible preferred stock; pending the resolution of this matter, the lenders are exercising forbearance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

CORRECTIONS TO FORM 10-KSB.

The introductory paragraph to the last table in the notes to the financial statements should have read:

      A summary of the status of, and changes in, the Company's stock warrant and option grants of and for the year ended December 31, 2006 is presented below for all warrants and options granted to employees and non-employees.

ITEM 6. EXHIBITS.

      Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONTINAN COMMUNICATIONS, INC.


Dated: May 21, 2007                     /s/ Claude C. Buchert
                                        ---------------------
                                        Claude C. Buchert,
                                        Chief Executive Officer


Dated: May 21, 2007                     /s/ Ross A. Nordin
                                        ------------------
                                        Ross A. Nordin,
                                        Chief Financial Officer

                                  EXHIBIT INDEX

NUMBER                              DESCRIPTION

3.1 Articles of Incorporation, dated March 13, 2006 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on May 9, 2007).

3.2 Articles of Merger, dated November 22, 2006 (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on December 7,
              2006).

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

10.1 Employment Agreement between TelePlus, Inc. and Claude Buchert, dated January 1, 2004 (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on May 9, 2007).

10.2 Employment Agreement between TelePlus, Inc. and Helene Legendre, dated January 1, 2004 (incorporated by reference to Exhibit 10.2 of the Form 10-KSB filed on May 9, 2007).

10.3 Addendum to Employment Agreement between TelePlus, Inc. and Claude Buchert, dated February 1, 2004 (incorporated by reference to
              Exhibit 10.3 of the Form 10-KSB filed on May 9, 2007).

10.4 Letter of Engagement between TelePlus, Inc. and Ross Nordin, dated April 18, 2006 (incorporated by reference to Exhibit 10.4 of the Form 10-KSB filed on May 9, 2007).

10.5 Settlement Agreement between Wall Street PR, Inc. and Texxon, Inc., dated July 26, 2006 (incorporated by reference to Exhibit
              10.5 of the Form 10-KSB filed on May 9, 2007).

10.6 Agreement for VOIP Services between TelePlus Inc. and Digitrad France SARL, dated July 27, 2006 (incorporated by reference to
              Exhibit 99 of the Form 8-K filed on August 14, 2006).

10.7 Funding Agreement between Texxon, Inc. and First Bridge Capital, Inc., dated August 14, 2006 (incorporated by reference to Exhibit
              10.7 of the Form 10-KSB filed on May 9, 2007).

10.8 Settlement Agreement between Continan Communications, Inc., First Bridge Capital, Inc., and Wall Street PR, Inc., dated December 28, 2006 (incorporated by reference to Exhibit 10.8 of the Form 10-KSB filed on May 9, 2007).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on May 9, 2007).

31.1 Rule 13a-14(a)/15d-14(a) Certification of Claude C. Buchert (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Ross A. Nordin (filed herewith).

32 Section 1350 Certification of Claude C. Buchert and Ross A. Nordin (filed herewith).

99 Provisional Patent Application, dated September 20, 2004 (incorporated by reference to Exhibit 99 of the Form 10-KSB filed on May 9, 2007).