Form 10QSB
period 2007-06-30
CONTINAN COMMUNICATIONS, INC.
filed 2007-08-14
CIK 1114208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

         4640 Admiralty Way, Suite 500, Marina del Rey, California 90292
         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (310) 496-5747
                                 --------------
                          (Company's Telephone Number)

              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

       Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

       Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X].

       As of July 31, 2007, the Company had 29,667,539 shares of common stock issued and outstanding.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

            CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2007.....................3

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            AND SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006,
            AND FOR THE PERIOD OF INCEPTION (SEPTEMBER 16, 2002)
            TO JUNE 30, 2007...................................................4

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
            PERIOD OF INCEPTION (SEPTEMBER 16, 2002) TO JUNE 30, 2007..........5

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
            ENDED JUNE 30, 2007 AND JUNE 30, 2006, AND FOR THE PERIOD
            OF INCEPTION (SEPTEMBER 16, 2002) TO JUNE 30, 2007.................6

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................28

   ITEM 3.  CONTROLS AND PROCEDURES...........................................42

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.................................................43

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......43

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................43

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............43

   ITEM 5.  OTHER INFORMATION.................................................43

   ITEM 6.  EXHIBITS..........................................................43

SIGNATURES...................................................................44

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                          CONTINAN COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007
                                   (UNAUDITED)


ASSETS

Current assets:
    Cash
    Other receivables                                           $         7,083
    Prepaid expense
                                                                ----------------
        Total current assets                                              7,083

Furniture and Equipment, net                                             30,922

Other Assets:
    Intangible assets, net                                               57,751
    Developed software, net                                             500,815
    Security deposit                                                      4,100
                                                                ----------------
        Total other assets                                              562,666
                                                                ----------------

              Total assets                                      $       600,671
                                                                ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                            $       259,343
    Accrued liabilities                                                  78,078
    Accrued interest on notes payable - related party                    59,808
    Accrued interest on notes payable                                    36,650
    Accrued management fees                                             226,910
    Current portion of capital leases                                     4,666
    Notes payable - related party                                       207,553
    Notes payable                                                       407,586
    Income tax payable                                                      800
    Liability for derivative instruments                                    579
                                                                ----------------
        Total current liabilities                                     1,281,973

Long term liabilities:
    Capital leases, net of current portion                                3,355

Stockholders' deficit:
    Preferred stock, par value of $0.001; 10,000,000
      shares authorized 5,660 issued and outstanding                          6
    Common stock; par value of $0.001; 100,000,000
      shares authorized 27,564,172 issued and outstanding                27,565
    Additional paid in capital                                        6,616,135
    Deficit accumulated during the development stage                 (7,328,363)
                                                                ----------------
       Total stockholders' deficit                                     (684,657)
                                                                ----------------

             Total liabilities and stockholders' deficit        $       600,671
                                                                ================


           See Accompanying Notes to Consolidated Financial Statements


                                                    CONTINAN COMMUNICATIONS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                                                                                      PERIOD FROM
                                                     FOR THE THREE MONTHS              FOR THE SIX MONTHS              SEPTEMBER
                                                         ENDED JUNE 30,                    ENDED JUNE 30,               16, 2002
                                                ------------------------------    ------------------------------    (INCEPTION) TO
                                                     2007            2006              2007            2006          JUNE 30, 2007
                                                --------------  --------------    --------------  --------------    ---------------

Revenues                                        $         800   $       8,034     $       2,042   $      35,485     $      131,912

Expenses:
  Direct costs                                         13,034          77,158            14,246         151,503            383,603
  Selling expenses                                     48,290          29,502            59,823          92,263          1,709,934
  Depreciation and amortization                        16,878          13,489            33,598          29,777            173,709
  General and administrative expenses                 274,627         360,900           537,235         579,152          4,108,778
                                                --------------  --------------    --------------  --------------    ---------------
    Total expenses                                    352,829         481,049           644,902         852,695          6,376,024

Other income (expenses), net:
  Interest expense                                    (16,514)        (27,404)          (32,382)        (34,997)          (239,110)
  Other expense                                            --            (543)             (411)           (543)              (954)
  Gain (loss) on derivative instruments                 1,572              --             1,572              --           (840,249)
  Other income                                                                                                                  62
                                                --------------  --------------    --------------  --------------    ---------------
    Total other income (expenses), net                (14,942)        (27,947)          (31,221)        (35,540)        (1,080,251)
                                                --------------  --------------    --------------  --------------    ---------------

Loss before provision for income taxes               (366,971)       (500,962)         (674,081)       (852,750)        (7,324,363)

Provision for income taxes                                                                  800             800              4,000
                                                --------------  --------------    --------------  --------------    ---------------

Net Loss                                        $    (366,971)  $    (500,962)    $    (674,881)  $    (853,550)    $   (7,328,363)
                                                ==============  ==============    ==============  ==============    ===============

Net loss per common share - basic and
  diluted                                       $       (0.01)  $       (0.02)    $       (0.03)  $       (0.08)    $        (0.29)
                                                ==============  ==============    ==============  ==============    ===============

Basic and diluted weighted average common
  shares outstanding (1)                           25,912,978      22,488,701        25,912,978      11,244,350         25,692,926
                                                ==============  ==============    ==============  ==============    ===============

(1) Adjusted for a 1 for 20 reverse split effective on December 1, 2006.


                                     See Accompanying Notes to Consolidated Financial Statements


                                                    CONTINAN COMMUNICATIONS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO JUNE 30, 2007
                                                             (UNAUDITED)


                                                                                                            DEFICIT
                                                                                                          ACCUMULATED
                                                                                             ADDITIONAL    DURING THE      TOTAL
                                              PREFERRED STOCK           COMMON STOCK          PAID IN     DEVELOPMENT  STOCKHOLDERS'
                                          ----------------------  ------------------------    CAPITAL        STAGE         EQUITY
                                            SHARES      AMOUNT       SHARES       AMOUNT     (RESTATED)    (RESTATED)     (DEFICIT)
                                          ----------- ----------  ------------  ----------  ------------  ------------ -------------

Balance at inception (September 16, 2002)         --  $      --            --   $      --   $        --   $        --  $         --
  Issuance of common stock                 3,000,000      3,000            --          --            --            --         3,000
Balance at December 31, 2002               3,000,000      3,000            --          --     2,123,608            --     2,126,608
  Net loss                                        --         --            --          --            --      (167,276)     (167,276)
Balance at December 31, 2003               3,000,000      3,000            --          --            --      (167,276)    1,959,332
  Net loss                                        --         --            --          --            --      (791,049)     (791,049)
Balance at December 31, 2004               3,000,000      3,000            --          --     2,123,608      (958,325)    1,168,283
  Net loss                                        --         --            --          --            --    (1,359,128)   (1,359,128)
                                          ----------- ----------  ------------  ----------  ------------  ------------ -------------
Balance at December 31, 2005               3,000,000      3,000            --          --     2,123,608    (2,317,453)     (190,845)
  Reverse acquisition, May 2006                   --         --   1,699,108 (1)     1,699       971,820            --       973,519
  Stock options granted for consulting
    services                                      --         --            --          --        40,343            --        40,343
  Stock options granted to employees              --         --            --          --        33,619            --        33,619
  Stock options granted to management             --         --            --          --        58,273            --        58,273
  Stock options granted for finders fees          --         --            --          --        37,737            --        37,737
  Fees on reverse acquisition                     --         --            --          --       (37,737)           --       (37,737)
  Issue of common stock upon exercise of
    warrants                                      --         --       290,000         290          (290)           --            --
  Issue of common stock for consulting
    service                                       --         --       249,500         250       548,750            --       549,000
  Conversion of preferred stock to
    common stock                          (3,000,000)    (3,000)   20,250,000      20,250       (17,250)           --            --
  Conversion of notes payable to common
    stock - Rackgear Inc.                         --         --       210,914         211        63,063            --        63,274
  Conversion of accounts payable in the
    amount of $12,698 to common stock             --         --        22,650          23        12,675            --        12,698
  Conversion of notes payable to
    Preferred stock - First Bridge Bank        5,510          6            --          --       550,951            --       550,957
  Conversion of notes payable to common
    stock - Kurt Hiete                            --         --       200,000         200        60,326            --        60,526
  Conversion of accounts payable in the
    amount of $34,865 to common stock             --         --        35,000          35        34,830            --        34,865
  Issue of common stock for consulting
    services                                      --         --     2,710,000       2,710     1,623,290            --     1,626,000
  Stock options granted for consulting
    services                                      --         --            --          --        48,846            --        48,846
  Stock options granted for consulting
    services                                      --         --            --          --       215,748            --       215,748
  Stock options granted to employees              --         --            --          --        93,236            --        93,236
  Transfer to derivative liability                --         --            --          --      (307,516)           --      (307,516)
  Net loss                                        --         --            --          --            --    (4,336,029)   (4,336,029)
                                          ----------- ----------  ------------  ----------  ------------  ------------ -------------
Balance at December 31, 2006                   5,510          6    25,667,172      25,668     6,154,322    (6,653,482)     (473,486)
  Issuance of common stock for
    consulting services                           --         --        65,000          65        33,085            --        33,150
  Conversion of note payable to
    preferred stock - First Bridge
    Capital                                      150         --            --          --        15,000            --        15,000
  Stock options granted for consulting
    services                                      --         --            --          --        81,130            --        81,130
  Conversion of A/P and management fees
    in the amount of $334,430 to common
    stock                                         --         --     1,832,000       1,832       332,598            --       334,430
  Net loss                                        --         --            --          --            --      (674,881)     (674,881)
                                          ----------- ----------  ------------  ----------  ------------  ------------ -------------
Balance at June 30, 2007                       5,660  $       6    27,564,172   $  27,565   $ 6,616,135   $(7,328,363) $   (684,657)
                                          =========== ==========  ============  ==========  ============  ============ =============

(1) Adjusted for a 1 for 20 reverse split effective on December 1, 2006.


                                     See Accompanying Notes to Consolidated Financial Statements


                                                    CONTINAN COMMUNICATIONS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)


                                                                                                                    PERIOD FROM
                                                                               FOR THE SIX       FOR THE SIX     SEPTEMBER 16, 2002
                                                                               MONTHS ENDED      MONTHS ENDED      (INCEPTION) TO
                                                                              JUNE 30, 2007     JUNE 30, 2006       JUNE 30, 2007
                                                                             ---------------   ---------------   ------------------
Cash flows from operating activities:
  Net loss                                                                   $     (674,881)   $     (853,550)   $      (7,328,363)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                                      33,598            29,777              173,708
  Stock compensation for consulting services and
    options granted to management and employees                                     114,280            51,400            3,114,329
  (Gain) loss on derivative instruments                                              (1,572)               --                  579
  (Increase) decrease in assets:
        Accounts receivable                                                              --            38,152                   --
        Other receivables                                                             1,758                --                   --
        Security deposit                                                              4,300                --               (4,100)
        Prepaid expenses                                                                500                --                   --
  Increase (decrease) in liabilities:
        Accounts payable                                                             39,152           175,799              512,738
        Accrued liabilities                                                           8,983             6,510              102,570
        Accrued interest on notes payable - related party                             5,560             7,803               56,866
        Accrued interest on notes payable                                            16,970            12,241               39,592
        Accrued management fees                                                      98,213            32,692              300,694
        Income tax payable                                                              800                --                  800
                                                                             ---------------   ---------------   ------------------
              Net cash used in operating activities                                (352,339)         (499,176)          (3,030,587)

Cash flows from investing activities:
  Payment for intangible assets                                                          --              (154)            (101,369)
  Payment for software development costs                                                 --            (5,300)            (411,567)
  Purchase of equipment                                                              (3,804)               --              (25,167)
                                                                             ---------------   ---------------   ------------------
              Net cash used in investing activities                                  (3,804)           (5,454)            (538,103)

Cash flows from financing activities:
  Sale of common stock                                                                   --           214,500              247,500
  Borrowings on convertible note payable                                             15,000                --               15,000
  Payments on note payable-related party                                               (849)               --               (7,677)
  Payments on notes payable                                                              --                --               (7,400)
  Borrowings on notes payable - related party                                        22,766            65,910            2,669,189
  Borrowings on notes payable                                                       320,000           218,500              680,986
  Payments on capital lease obligations                                              (2,401)           (5,938)             (21,825)
                                                                             ---------------   ---------------   ------------------
  Net cash provided by financing activities                                         354,516           492,972            3,575,773

Increase (decrease) in cash                                                          (1,627)          (11,658)               7,083

Cash, beginning of the period                                                         8,710            25,753                   --
                                                                             ---------------   ---------------   ------------------
Cash, end of the period                                                      $        7,083    $       14,095    $           7,083
                                                                             ===============   ===============   ==================

Supplemental disclosures of cash flow information:
     Interest paid                                                           $           --    $           --    $              --
                                                                             ===============   ===============   ==================
     Income taxes paid                                                       $           --    $          800    $           3,200
                                                                             ===============   ===============   ==================

Supplemental disclosures of non cash investing and financing activities:
     Furniture and equipment acquired through exchange of stock              $           --    $           --    $          30,250
                                                                             ===============   ===============   ==================
     Developed software acquired through exchange of stock                   $           --    $           --    $         165,000
                                                                             ===============   ===============   ==================
     Conversion of note payable to preferred stock                           $       15,000    $           --    $         565,957
                                                                             ===============   ===============   ==================
     Conversion of notes payable and accrued interest into common stock      $           --    $           --    $         123,800
                                                                             ===============   ===============   ==================
     Conversion of A/P and management fees into common stock                 $      334,430    $           --    $         381,993
                                                                             ===============   ===============   ==================
     Purchase of equipment through capital leases                            $           --    $           --    $          29,843
                                                                             ===============   ===============   ==================
     Issuance of stock options for consulting services                       $       81,130    $       40,000    $         386,067
                                                                             ===============   ===============   ==================
     Issuance of common stock for consulting services                        $       33,150    $           --    $       2,208,150
                                                                             ===============   ===============   ==================
     Stock options granted to management and employees                       $           --    $       11,400    $         185,128
                                                                             ===============   ===============   ==================
     Issue of common stock upon exercise of warrants                         $           --    $          290    $             290
                                                                             ===============   ===============   ==================


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

In May 2006, Texxon and the stockholders of TelePlus completed a Share Exchange Agreement whereas the Company acquired all of the outstanding capital stock of TelePlus from the TelePlus stockholders in exchange for 3,000,000 shares of voting convertible preferred stock convertible into 81,000,000 shares of Company common stock. This transaction constituted a change of control of the Company whereby the majority of the shares of Texxon are now owed by the stockholders of TelePlus. The accounting for this transaction is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. As a result, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer TelePlus. The historical financial statements will be those of TelePlus. On November 22, 2006, Texxon, the Oklahoma corporation, for the sole purpose of re-domestication in Nevada, filed Articles of Merger with the Secretaries of state of the states of Oklahoma and Nevada pursuant to which Texxon, the Oklahoma corporation, was merged with and into Texxon, Inc., a Nevada corporation, with the Nevada corporation remaining as the surviving entity. Immediately following the merger, the Nevada company changed its name to Continan Communications, Inc. ("Company") and its articles of incorporation were amended such that the number of common stock and preferred stock is increased from 45,000,000 to 100,000,000 and from 5,000,000 to 10,000,000, respectively. On December 1, 2006, the Company executed a 1 for 20 reverse stock split of all its issued and outstanding shares of common stock. Additionally, all convertible preferred stocks were converted into 20,250,000 shares of common stock.

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

IMPAIRMENT OF LONG-TERM ASSETS.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2007 management expects these assets to be fully recoverable.

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

REVENUE RECOGNITION.

The Company recognizes revenues: (i) for the wholesale product sold by the Company to international wireless providers, when its proprietary software confirms that the user of its services has been billed by the international wireless providers; (ii) for the "Travel Kit" distributed through strategic travel industry related distribution channels; and (iii) for the sale of the SIM cards to retailers, when the credit card of the user has been debited for usage or for access to Company provided interpretation and/or assistance services.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the three and six months ended June 30, 2006 to conform to the financial statement presentation for the three and six months ended June 30, 2007. These reclassifications had no effect on net loss as previously reported.

NOTE 3 - GOING CONCERN

The Company has no significant operating history and, from (inception) to June 30, 2007, has generated a net loss of $7,328,363. The accompanying financial statements for the period ended June 30, 2007 have been prepared assuming the Company will continue as a going concern. During fiscal year 2006, management completed a reverse merger with Texxon and intended to raise equity through a private placement.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of June 30, 2007 and December 31, 2006:

                                                2007                2006
                                          -----------------   -----------------
     Furniture and fixtures                $        12,272     $        12,272

     Computers and equipment                        67,256              63,452
                                          -----------------   -----------------

          Total                                     79,528              75,724

     Less: accumulated depreciation                (48,606)            (40,597)
                                          -----------------   -----------------

     Machinery and equipment, net          $        30,922     $        35,127
                                          =================   =================

Depreciation expense amounted to $8,009 for the six months ended June 30, 2007 and $7,423 for the six months ended June 30, 2006.

NOTE 5 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts and the balances may exceed federally insured limits from time to time. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank deposit accounts. As of June 30, 2007, the Company did not have deposits in excess of federally insured limits.

NOTE 6 - DEVELOPED SOFTWARE

The Company has developed internal use software for the purpose of managing its wireless network and specific services. The total capitalized cost of this software at June 30, 2007 and December 31, 2006 was $576,568. Accumulated amortization amounted to $75,753 and $56,587 as of June 30, 2007 and December 31, 2006, respectively. Amortization expense amounted to $19,166 and $22,354 for the periods ended June 30, 2007 and June 30, 2006.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2007 and December 31, 2006:

                                                2007                2006
                                          -----------------   -----------------

     Patent application costs              $        60,982     $        60,982

     Website development costs                      40,908              40,908

     Network interconnection                         5,300               5,300
                                          -----------------   -----------------

          Total                                    107,190             107,190

     Less: accumulated amortization                (49,439)            (43,016)
                                          -----------------   -----------------

     Intangible assets, net                $        57,751     $        64,174
                                          =================   =================

Amortization expense amounted to $6,423 for the period ended June 30, 2007 and $7,477 for the period ended June 30, 2006.

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2007 are as follows:

     Deferred tax asset
         Federal net operating loss                       $   2,431,239

         State net operating loss                               428,145
                                                         ---------------

             Total deferred tax asset                         2,859,384

     Less valuation allowance                                (2,859,384)
                                                         ---------------

             Deferred tax asset, net                      $          --
                                                         ===============

At June 30, 2007 and June 30, 2006, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $14,286,449 and $4,944,905, respectively. Federal NOL's could, if unused, expire in 2023. State NOL's, if unused, could expire in 2013.

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2007 and December 31, 2006 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, 2007 and December 31, 2006, are as follows:

                                                2007                2006
                                          -----------------   -----------------
   U. S. Federal Statutory rate                 34.0%               34.0%

   State tax rate, net of federal benefit        6.0                 6.0

   Less valuation allowance                    (40.0)              (40.0)
                                          -----------------   -----------------

   Effective income tax rate                      --%                 --%
                                          =================   =================

NOTE 9 - RELATED PARTY TRANSACTIONS

NOTES PAYABLE.

The Company has received loans from related parties. These related parties consist of various members of management who are also stockholders. The related parties also consist of an employee, a relative of the CEO, and a stockholder of the Company. As of June 30, 2007 and December 31, 2006, the Company had loans due to related parties of $215,575 and $193,658, respectively. Loans due to related parties consisted of the following:

                                                                                   2007               2006
                                                                             -----------------  -----------------
Promissory note issued to Claude Buchert, CEO, on December 30, 2004 with interest of 10%. Principal along with accrued interest are due
on or before June 30, 2005.                                                   $        18,809    $         5,209

Promissory note issued to Edward Shirley, relative of Vice President, on February 23, 2004 with interest of 10%, with the remaining principal
balance and accrued interest due on December 31, 2004.                                 30,000             30,000

Promissory notes issued to Humax West, Inc., stockholders, on various dates between January 26, 2006 and February 16, 2006 with interest of 10%.
Principal along with accrued interest are payable on the maturity date
March 30, 2006. The amount due in 2005 contain options for the Holder to receive shares of the Company stock in lieu of repayment of principal and
was converted in 2006. The 2006 loan is non-convertible.                               30,000          30,000 (1)

Promissory note issued to Stephanie Buchert, relative of CEO, on May 1,
2004 with interest of 10%, with the outstanding principal balance and
accrued interest due on December 31, 2004.                                              9,093              9,093

Promissory note issued to Celine Coicaud,  employee, on December 31, 2003 with interest of 10% with an additional payment of $9,900 due August 10,
2004 and the remaining principal balance and accrued interest due on
December 31, 2004.                                                                         --              8,870

Promissory note issued to Helene Legendre, Vice President and stockholder, on June 30, 2004 with interest of 10%, with the remaining principal balance
and accrued interest due on December 31, 2004.                                        119,651            110,486
                                                                             -----------------  -----------------

     Totals notes payable - related                                           $       207,553    $       193,658
                                                                             =================  =================

(1) The number for Humax West, Inc. for December 31, 2006 was incorrectly reported in the March 31, 2007 Form 10-OQSB as $326,000.

Total interest expense for the periods ended June 30, 2007 and June 30, 2006 for related parties amounted to $10,553 and $8,624, respectively. The Company is currently in default on various notes payable and is in the process of negotiating settlements or payments. All notes are included in current liabilities.

MANAGEMENT FEES.

The Company has employment agreements with two members of management through March 2008. These agreements are cancelable at any time by the Company or member of management. As of June 30, 2007 and December 31, 2006, the Company had $226,910 and $202,481, respectively, payable to management in arrears under these agreements. Expenses related to these agreements are recorded in general and administrative expense and amounted to $72,737 and $70,000 for the periods ended June 30, 2007 and June 30, 2006, respectively.

NOTE 10 - LEASES

The Company leases its office facility under a month-to-month lease.

CAPITAL LEASES.

The Company leases certain computers under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the balance sheets as furniture and equipment and amounted to $32,140 at June 30, 2007. Accumulated amortization of the leased equipment at June 30, 2007 was $13,965. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2007, are as follows:

                                                                       Six Months
                                                                     Ending June 30,          Amount
                                                                   -------------------  -------------------
                                                                           2008          $           4,666
                                                                           2009                      4,833
                                                                     Thereafter                         --
                                                                                        -------------------
    Total minimum lease payments                                                                     9,499

      Less: amount representing interest                                                            (1,478)
                                                                                        -------------------

    Present value of net minimum lease payments                                                      8,021

      Less: current maturities of capital lease obligations                                         (4,666)
                                                                                        -------------------

Long-term capital lease obligations                                                      $           3,355
                                                                                        ===================

NOTE 11 - NOTES PAYABLE

As of June 30, 2007 and December 31, 2006, the Company had notes payable of $407,586 and $87,586, respectively.

                                                                              2006                2005
                                                                       ------------------  ------------------
Promissory note issued to James Bell on May 26, 2004 in the
amount or $25,000 with interest of 10%. There are no monthly payments and the principal along with the accrued interest is due on or before December 31, 2005 or the date the Company
received proceeds from the public offering of its shares,
whichever is earlier. The promissory note contains an option for the holder to receive 1% of the outstanding shares in lieu
of repayment of principal.                                              $         25,000    $         25,000

Promissory notes issued to ARABIA Corporation on various dates between September 18, 2003 and May 18, 2004 with interest of
10%. Principal along with accrued interest is payable on the maturity dates between September 18, 2004 and December 31,
2004.                                                                             55,000              55,000

Promissory note issued to Sax Public Relations, Inc. December
1, 2005 with interest accruing from September 1, 2005 at 10%.
Payments of $1,000 to be made monthly beginning February 1,
2006 through March 2007.                                                           7,586               7,586

Promissory note issued to First Bridge Capital on January 23,
2007 and will be converted into shares of Preferred Series A
stock at the end of August 2007.                                                 320,000                  --
                                                                       ------------------  ------------------

Total notes payable                                                     $        407,586    $         87,586
                                                                       ==================  ==================

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

(g) In 2006, the Company contracted with a third party to perform public relations services that amounted to $24,000. The Company agreed to pay for these services in common stock based upon the average 30 day trading price at a specified time during the year. The average trading price determined was $0.29 per share, resulting in the need to issue 4,137 (82,759 pre reverse split) shares of stock. The Company did not have sufficient authorized common shares available to settle this contract. Therefore a liability was accrued for the service expense incurred of $24,000. As of September 30, 2006, the price of the stock had dropped to $0.05 per share. Accordingly, the company recognized a gain on the change in fair value of derivative instruments of $19,862 for the three months ended September 30, 2006. The remaining liability of $4,138 was included on the balance sheet as a liability. As of December 31, 2006,the market value of derivative liability was $2,152, which was calculated by multiplying 4,137 shares with market price on December 31, 2006 of $0.52. The difference of $1,986 was, then, recognized as gain on derivative, accordingly. As of June 30, 2007, the market value of derivative liability was $496, which was calculated by multiplying 4,137 shares with a market price of $0.14 on June 30, 2007. The difference of $1,572 was then recognized as gain on derivative, accordingly.

The Company, during the quarter ended June 30, 2007, issued 1,832,000 shares of common stock for repayment considerations for accounts payable in the amount of $227,342 and management fees and salary payables totaling $107,088. The stock was issued at various dates during the quarter ended June 30, 2007 with market prices ranging from $0.12 to $0.22. At June 30, 2007, 594,500 shares have yet to be sold by the vendors they were issued to. The company promised the vendors that received the stock that the proceeds of their sale will equal the amount the original issuance of stock paid them for otherwise, the company will issue them more stock. The company is therefore contingently liable for these shares related to the volatility of the market price of their stock. As of June 30, 2007, the market price was $0.14 cents per share. Because the 594,500 shares were issued at prices higher than $0.14 cents per share, the company is contingently liable for an additional $87,000 worth of stock to those vendors. The amount of the exact liability will not be known until the vendors decide to sell their stock.

The following schedule summarizes the total liability originally recognized, the gain (loss) during the last fiscal year, the amount transferred to equity upon recapitalization and the remaining liability at June 30, 2007:

                                                                                       Liability
                                                                                         as of
                                  Original         Gain/(Loss)                        December 31,
                                  Liability        Recognized          Equity             2006
                               ---------------   ---------------   ---------------   ---------------
Promise to issue convertible
preferred stock                 $     481,382     $          --     $     481,382     $          --
                               ---------------   ---------------   ---------------   ---------------

Settlement of 2,710,000
common shares due
                                      298,000        (1,328,000)        1,626,000                --

82,579 shares due to
public relations firm                  24,000            23,421                --               579

Common stock warrants to
First Bridge Capital                   20,000             5,164            14,836                --

Non-employee stock option
and warrants (Note 13)                581,157           459,166           121,991                --
                               ---------------   ---------------   ---------------   ---------------

     Total                        923,157 (1)          (840,249)        1,762,827               579
                               ---------------   ---------------   ---------------   ---------------

               Grand Total      $   1,404,539     $    (840,249)    $   2,244,209     $         579
                               ===============   ===============   ===============   ===============

(1) This number was incorrectly reported in the March 31, 2007 Form 10-QSB as $923,000.

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

In 2007, an additional 144,231 warrants were issued under this contract. The Company used the Black-Scholes model to value these options. The factors used were a market price of $0.79 per share; volatility of 178%; risk free interest rate of 6%; exercise price of $0.02 per share; and an estimated life of 4 years. This resulted in $81,130 of additional paid in capital.

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

(p) In December 2006, the Company granted options to purchase 179,300 restricted shares of common stock, exercisable at $0.01 per share, to various employees (one of which is Ross Nordin, the Company's former chief financial officer, remaining as an advisor to the Company); these options will expire on December 31, 2011. These options were valued at $93,236 using Black-Scholes model. The company recorded consulting expense and additional paid-in-capital in this amount. The factors used for Black-Scholes model were a market price of $0.52 per share; volatility of 178%; risk free interest rate of 4.39%; exercise price of $0.01; and an estimated life of 5.00 years.

A summary of the status of, and changes in, the Company's stock warrant and option grants of and for the six months ended June 30, 2007 is presented below for all warrants and options granted to employees and non-employees:

                                                      Six Months Ended June 30, 2007
                                             ------------------------------------------------
                                                                                  Weighted
                                                 Common           Common          Average
                                                  Stock            Stock          Exercise
                                                Warrants          Options           Price
                                             --------------   --------------   --------------
     Outstanding at Beginning of Year              367,308        1,304,851           $ 0.68

     Granted                                       144,231               --               --

     Forfeited                                          --               --               --
                                             --------------   --------------   --------------

     Outstanding at End of Period                  511,539        1,304,851           $ 0.68
                                             ==============   ==============   ==============

     Exercisable at End of Period                  511,539        1,127,976
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

OVERVIEW.

      The Company is a provider of various consumer telephony-related assistance services and is located in Marina del Rey, California. As one of the first emerging truly international MVNO's (mobile virtual network operators), the Company has built a platform that can be used to provide a wide array of services to mobile/WiFi phone and VOIP users worldwide.

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

      Through its Vocalenvision subsidiary, the Company offers proprietary products and services that help customers communicate effectively while travelling abroad. Branded as Vocalyz(TM), the Company's wireless service has market potential, boasting amongst its features a "teleconcierge", who is a live operator trained to provide a variety of business-related and travel-related services directly to a customer's mobile phone.

      Vocalenvision has to date expended much of its efforts and funds on development of proprietary software and the initiation of its sales and marketing efforts. It is uncertain about the market acceptance of its products and services that, aside from voice transmission at a competitive rate, include auxiliary services offered through its software-based platform and delivered to the customer's cellular phone. The Company has contracted with large international wireless providers to deliver Vocalyz(TM) services as value added content to its customers while they roam in foreign countries.

      The Company maintains its network operations and primary customer service center at its Los Angeles area headquarters, and has strategic relationships with several service networks in the United States, Europe, and Asia.

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

      To date, Vocalenvision, Inc. has not yet had substantial sales. It expects initial growth in its sales to come primarily from the private labeling of its Vocalyz product which includes traveler's assistance, tele-concierge products, native in-language interpretation and emergency coverage through International Wireless Providers existing customer channels. These incumbent wireless carriers view the Vocalyz(TM) product as a value add to their own existing wireless content and services, while maximizing the security and convenience offer to their wireless users while traveling abroad.

      Sales are anticipated to start mid 2007 in France, Italy, Spain and Great Britain through a major provider of wireless services that is making the Vocalenvision services available to all of its wireless users. It is anticipated that the services will provide income to the Company but not sufficient to cover all operational expenses during the following 12 months.

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

      An additional application of the Vocalenvision service offering includes a complete "Travel Kit" product, which includes a wireless telephone and SIM card. The Travel Kit will be marketed to travelers prior to trip departure and will work in selected international countries. In this model, the company is required to supply customers with temporary mobile telephones as well as proprietary SIM cards. Vocalenvision must purchase mobile phones and SIM cards in advance and will require payment from customer prior to shipment. Thus, Vocalenvision's development of the Travel Kit product is dependent on the number of telephones and SIM cards which it can freely distribute and that, in turn, is dependent upon Vocalenvision's available capital for the purchase of the hardware and cards.

      However, a third application of Vocalenvison's existing technology envisions the distribution only of its proprietary SIM Cards. The Vocalyz(TM) SIM cards work on many major wireless networks in the USA and Europe. The SIM card technology will transport the international travelers calls as well as deliver users "native-language" translation assistance and tele-concierge; all offered in over 120 languages. For the sales of this service Vocalenvision will be dependent upon travel agents, brokers, retail stores and web based ecommerce.

      Vocalenvision does not have control of such representatives and is therefore uncertain about its ability always to contact potential customers on a timely basis.

      Because of the Company's proprietary platform technology, unique service offering, development saving cost benefits, innovative content and sales management experience, the Company believes its current business focus towards this highly specific travel related niche allows it to position itself as a sustainable business that will result in the company realizing positive cash flow by the fourth quarter of 2008.

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

(A)   REVENUES.

      Revenues were $2,042 for the six months ended June 30, 2007 compared to $35,485 for the six months ended June 30, 2006, which were the proceeds of a Beta marketing test in Japan with a CDMA cellular phones that was stopped on July 2006. The decrease of $33,443, or approximately 94%, is explained by the end of the Beta Test marketing. Revenues were $800 for the three months ended June 30, 2007 compared to $8,034 for the three months ended June 30, 2006, a decrease of $26,209 or approximately 95%. The decline in revenues was largely due to the fact that the Company is still a development stage company. Currently, the Company's focus has been on raising capital that is necessary to fund its operations. In the six months ended June 30, 2006, the Company generated revenue largely from a test marketing study. A similar study was not performed in 2007 as management was focused on raising capital, developing a SIM cards adaptable to most of GSM cellular phones and positioning itself as a wholesaler to international Wireless provider.

      Revenues for the period from September 2, 2002 (inception) through March 31, 2007 were $131,912.

(B)   DIRECT COSTS

      Direct costs were $14,246 for the six months ended June 30, 2007 compared to $151,503 for the six months ended June 30, 2006, a decrease of $137,257 or approximately 91%. Direct costs were $13,034 for the three months ended June 30, 2007 compared to $77,158 for the three months ended June 30, 2006, a decrease of $64,124 or approximately 83%. The decrease in direct costs was primarily related to expenses incurred in the prior year for the Company's test market study. A similar study was not performed in 2007 as management was focused on raising capital and developing its three new products: (i) the wholesale of Vocalyz(TM) products to major international wireless providers; (ii) the complete "Travel Kit"; and (iii) the positioning of its SIM card with its proprietary software, delivering an array of travelers' service and adaptable to most GSM cellular phones in the U.S. and Europe.

(C)   GENERAL AND ADMINISTRATIVE EXPENSES.

      General and administrative expenses were $537,235 for the six months ended June 30, 2007 compared to $579,152 for the six months ended June 30, 2006, a decrease of $41,917 or approximately 7%. General and administrative expenses were $274,627 for the six months ended June 30, 2007 compared to $360,900 for the three months ended June 30, 2006, a decrease of $86,273 or approximately 24%. The decrease in expenses was largely due to decreased payroll expenses as the Company reduced the number of its employees during the quarter to reduce its expenses as much as possible.

(D)   NET LOSS.

      The net loss for the six months ended June 30, 2007 was $674,882 compared to $853,550 for the six months ended June 30, 2006, a change of $178,668 or 21%. The net loss was $366,971 for the three months ended June 30, 2007 compared to $500,962 for the six months ended June 30, 2006, a decrease of $133,991 or approximately 27%. The Company has actively tried to lower its expenses in the current year in order to have cash available to focus on generating revenue. The Company's primary focus remains on raising capital and accordingly has reduced its payroll expenses solely to focus on raising capital and finalizing the development of its three new products.

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

o     valuation of derivative liabilities; and

o     general economic conditions.

      The Company believes that its planned growth and profitability will depend in large part on the ability to promote and position its various services and gain clients. Accordingly, the Company intends to invest in marketing, strategic partnerships and development of its client base. If the Company is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate its business.

The Company is also subject to the following specific factors that may affect its operations:

(A) THE COMPANY MAY NOT BE ABLE TO ACCOMMODATE RAPID GROWTH WHICH COULD DECREASE REVENUES AND RESULT IN A LOSS OF CUSTOMERS.

      To manage anticipated growth, the Company must continue to implement and improve its operational, financial and management information systems. The Company needs to hire, train and retain additional qualified personnel, continue to expand and upgrade core technologies, and effectively manage its relationships with its major customers, end users, suppliers and other third parties. The Company's expansion could place a significant strain on its current services and support operations, sales and administrative personnel, capital and other resources. Tthe Company could experience difficulties meeting demand for its products. The Company cannot guarantee that its systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market. The Company's failure to effectively manage growth could adversely affect its business and financial results.

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

(C) DEPENDENCE ON SUPPLIERS MAY AFFECT THE ABILITY OF THE COMPANY TO CONDUCT BUSINESS.

      For the "Travel Kit" product, the Company supplies telephones to its customers that contain its own proprietary SIM cards, and which channel calls into its network via a platform, from which interpreters and concierge services are available. The Company must purchase these telephones that require payment prior to shipment. Thus, the Company's growth depends on the number of telephones available for distribution through rentals and sales, and that, in turn, depend upon available capital for the purchases. Often the availability of telephones at the best prices is dependent upon the Company's ability to commit to an immediate purchase and to pay immediately. If the Company cannot buy telephones in sufficient numbers or at favorable rates, its revenues may decline or operating expenses may increase. Should the availability of telephone be compromised, it could force the Company to develop alternative designs, which could add to the cost of goods sold and compromise delivery commitments. In such an instance, the Company would not be able to meet the needs of its customers for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

      For the wholesale applications of the Vocalyz(TM) white labeled for major international Wireless providers, the Company has limited control over any third-party sub-contractor as to quality controls, and its customers. The wireless providers may decrease the number of customer traffic sent to Vocalyz(TM), generating loss of revenue and subsequently affecting results from operation.

      For the part of the Travel Kit, i.e. its SIM cards sold separately, the company also has limited control over any third party sub-contractors in terms of quality control. The company uses its own reliable platform and technology and as such, does not expect failures. However this cannot be assured. Negative technical failures could impair the Company's reputation and its ability to gain future channels of distribution.

(D) THE COMPANY FACES STRONG COMPETITION IN ITS MARKET, WHICH COULD MAKE IT DIFFICULT FOR THE COMPANY TO GENERATE REVENUES.

      The Company's future success will depend on its ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace. For the "Travel Kit" and SIM cards, the Company competes for customers primarily with facilities-based carriers, as well as with other non-facilities-based network operators. Some of the Company's competitors have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than the Company has.

o Some of competitors provide functionalities that the Company does not. Potential customers who desire these functions and have no need for teleconcierge services, native language translations as well as the array of services of Vocalenvision, may choose to obtain their equipment from the competitor that provides these additional functions.

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

      The Company is unable to forecast revenues with certainty because the Company may not continue to provide services in the future to meet the continually changing demands of customers. The Company has refined its sales and marketing plan as well as products in order to achieve the desired level of revenue, which could result in increased sales and marketing costs. In the event demand for the Company's services does not prove to be as great as anticipated, revenues may be lower than expected and/or sales and marketing expenses higher than anticipated, either of which may increase the amount of time and capital that the Company needs to achieve a profitable level of operations. There is no assurance that the Company will be successful in marketing the three new redefined services contemplated. Although management has many years of sales experience and has conducted an informal market research study with respect to its business, there is no assurance that the market that the company proposes to establish will be sufficiently responsive, properly located, and demographically inclined to the type of operation the Company is intended to operate.

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

(I) DISRUPTIONS IN OR INTERFERENCE WITH INTERNATIONAL TRAVEL COULD AFFECT THE COMPANY'S BUSINESS.

      The Company's core competency relates to providing interpreter and concierge services and telephony services to international travelers. Therefore, any disruption or limitation on international travel could have an adverse effect on our business and revenues. Virtually all such disruptions arise from events beyond the Company's control, such as terrorist acts which cause governments to limit international travel, higher fuel costs which make the costs of travel too expensive, travel restrictions, imposed because of an epidemic or pandemic, such as bird flu, or economic downturns that make fewer funds available for leisure travel. Furthermore, the Company does not have alternate revenue sources to substitute for any such disruption or limitation.

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

OPERATING ACTIVITIES.

      Net cash used in operating activities was $352,339 for the six months ended June 30, 2007 compared to $499,176 for the six months ended June 30, 2006, a change of $146,837 or approximately 29%. The primary reason for the change was increase in the use of stock to pay some of our vendors in the six months ending June 30, 2007. Because the Company could pay for services with stock, it was able to reduce the actual cash it had to spend on operating activities.

      Net cash used in operating activities was $3,020,587 for the period from September 2, 2002 (inception) through June 30, 2007.

INVESTING ACTIVITIES.

      Net cash used in investing activities was $3,804 for the six months ended June 30, 2007 compared to $5,454 for the six months ended June 30, 2006. Net cash used in investing activities was $538,103 for the period from September 2, 2002 (inception) through June 30, 2007. The Company has reduced spending on asset purchases unless such purchases are absolutely necessary in order to reduce the amount cash the Company is spending.

LIQUIDITY AND CAPITAL RESOURCES.

      As of June 30, 2007, the Company had total current assets of $7,083 and total current liabilities of $1,281,973, resulting in a working capital deficit of $1,274,890. At June 30, 2007, the Company's current assets consisted solely cash on hand. As a development stage company that began operations in 2002, the Company has incurred $7,328,363 in cumulative total losses from inception through June 30, 2007.

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

      The Company has been successful in obtaining the required cash resources by issuing stock and notes payable, including related party notes payable, to service the Company's operations through the first quarter of 2007. Net cash provided by financing activities was $354,516 for the six months ended June 30, 2007 compared to $492,972 for the six months ended June 30,2007, a change of $138,456 or approximately 28%. This decrease was primarily the result of not selling as much stock for cash and instead relying on the ability to borrow money from lenders. Net cash used in financing activities was $3,575,773 for the period from September 2, 2002 (inception) through June 30, 2007.

      The Company has continued to issue stock to various vendors to make payments for services rendered. In the six months ending June 30, 2007, the Company issued 1,897,000 shares of stock in payment of services valued at $367,580. The Company also granted some stock options for services valued at $81,130. Of the 1,897,000 shares issued by the Company, 1,832,000 shares were issued to vendors with a promise that the shares would cover a certain amount of money owed to that vendor. If the vendor is unable to sell its shares to cover the promised amount, the Company will be liable to issue more shares for the amount that the vendor was unable to recover through the sale of stock. Through June 30, 2007 594,500 shares had yet to be sold by the vendors that received them. If the Company's stock price were to fall from the price the shares were originally issued at, the Company will have to issue more stock to cover the change in the stock price. As of June 30, 2007, the Company's stock price has fallen from the original issue price making the company liable for issuing an additional $87,000 shares of stock. The amount of this liability has not been reflected on the Company's financial statements as the true amount of the liability is not yet known as it is dependent on the vendors decision to sell their stock.

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

      To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, dilution of the interests of existing stockholders may occur. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's assets prove to be inadequate to meet its operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing stockholders.

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

(B)   OPERATING LEASES.

      The principal executive offices for the Company currently consist of approximately 1,000 square feet of office space (some of which is shared use), which are located at 4640 Admiralty Way, Suite 500. Marina del Rey, California 90292. The Company leases this property on a month-to-month basis at the current monthly rent of $2,500 as of June 30, 2007.

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

(B)   REVENUE RECOGNITION.

      The Company recognizes revenues: (i) for the wholesale product sold by the Company to international wireless providers, when its proprietary software confirms that the user of its services has been billed by the international wireless providers; (ii) for the "Travel Kit" distributed through strategic travel industry related distribution channels; and (iii) for the sale of the SIM cards to retailers, when the credit card of the user has been debited for usage or for access to Company provided interpretation and/or assistance services.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      There were no unregistered sales of the Company's equity securities during the three months ended on June 30, 2007 that have not previously been reported. There were no purchases of the Company's common stock by the Company's affiliates or by it during the three months ended June 30, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      As of June 30, 2007, the Company was in default in the payment of $295,139 in principal amount of various notes payable (related and non-related parties, as discussed in Notes 9 and 11 to the financial statements, but excluding the note payable to First Bridge Capital) and in the payment of $96,458 of accrued interest. The Company is in the process of negotiating settlements or payments. All notes are included in current liabilities. The Company is negotiating with the lenders to secure a conversion of the debt to a proposed series of convertible preferred stock; pending the resolution of this matter, the lenders are exercising forbearance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.  OTHER INFORMATION.

SUBSEQUENT EVENTS.

      During the period from July 1, 2007 through August 8, 2007, the Company issued a total of 739,000 free trading shares of common stock out of its 2007 Stock and Option Plan to consultants for services rendered to the Company. These shares were valued at a total of $36,950 ($0.05per share).

ITEM 6.  EXHIBITS.

      Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONTINAN COMMUNICATIONS, INC.


Dated: August 12, 2007                       /s/ Claude C. Buchert
                                             ---------------------
                                             Claude C. Buchert,
                                             Chief Executive Officer


Dated: August 12, 2007                       /s/ Helene Legendre
                                             -------------------
                                             Helene Legendre,
                                             Chief Financial Officer

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

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on May 9, 2007).

31.1 Rule 13a-14(a)/15d-14(a) Certification of Claude C. Buchert (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Helene Legendre (filed herewith).

32 Section 1350 Certification of Claude C. Buchert and Helene Legendre (filed herewith).

99 Provisional Patent Application, dated September 20, 2004 (incorporated by reference to Exhibit 99 of the Form 10-KSB filed on May 9, 2007).