Form 10-Q
period 2007-09-30
CONTINAN COMMUNICATIONS, INC.
filed 2007-11-19
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-49648

CONTINAN COMMUNICATIONS, INC.
(Exact Name of Company as Specified in its Charter)

Nevada	73-1554122
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

4640 Admiralty Way, Suite 500, Marina del Rey, California 90292
(Address of Principal Executive Offices)

(310) 496-5747 .
(Company's Telephone Number)

______________________________________________________________
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes
No X .

As of September 30, 2007, the Company had 32,675,172 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes No X

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2007	3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND
SEPTEMBER 30, 2006, AND FOR THE PERIOD OF INCEPTION
(SEPTEMBER 16, 2002) TO SEPTEMBER 30, 2007	5

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY FOR THE PERIOD OF INCEPTION
(SEPTEMBER 16, 2002) TO SEPTEMBER 30, 2007	7

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006, ANDand FOR THE PERIOD of INCEPTION
(SEPTEMBER16, 2002) TO SEPTEMBER 30, 2007	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

ITEM 3. CONTROLS AND PROCEDURES	46

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	47

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	47

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	48

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	48

ITEM 5. OTHER INFORMATION	48

ITEM 6. EXHIBITS	49

SIGNATURES	49

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

CONTINAN COMMUNICATIONS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash	$ 1,058
Other receivables	--
Prepaid expense	--
Total current assets	1,058

Furniture and Equipment, net	27,873

Other Assets:
Intangible assets, net	56,645
Developed software, net	508,652
Security deposit	3,595
Total other assets	568,892

Total assets	$ 597,823

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 155,871
Accrued liabilities	114,579
Accrued interest on notes payable - related party	42,555
Accrued interest on notes payable	21,533
Accrued management fees	280,910
Current portion of capital leases	4,707
Notes payable - related party	232,610
Notes payable	87,586
Income tax payable	800
Liability for derivative instruments	579
Total current liabilities	941,730

Long term liabilities:
Capital leases, net of current portion	1,859

Shareholders' deficit:
Preferred stock, par value of $0.001; 10,000,000 shares authorized
8,219 issued and outstanding	8
Common stock; par value of $0.001; 100,000,000 shares authorized
32,675,172 issued and outstanding	32,676
Additional paid in capital	7,215,122
Deficit accumulated during the development stage	(7,593,572)
Total shareholders' deficit	(345,766)

Total liabilities and shareholders' deficit	$ 597,823

See Accompanying Notes to Consolidated Financial Statements

CONTINAN COMMUNICATIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 16, 2002 (Inception) to September 30, 2007
2007	2006	2007	2006

Revenues	$ 1,600	$ 19,475	$ 3,642	$ 54,960	$ 133,512

Expenses:
Direct costs	1,884	46,404	16,130	197,905	385,487
Selling expenses	21,145	1.021,513	80,968	1,113,776	1,731,079
Depreciation and amortization	14,771	17,718	48,369	47,495	188,480
General and administrative expenses	245,380	849,629	782,615	1,509,616	4,354,158
Total expenses	283,180	1,935,264	928,082	2,868,792	6,659,204

Other income (expenses), net:
Interest expense	(16,371)	(21,388)	(16,011)	(56,385)	(222,739)
Other expense	--	--	(411)	(543)	(954)
Gain (loss) on derivative instruments	--	381,672	1,572	381,672	(840,249)
Other income	--	--	--		62
Total other income (expenses), net	(16,371)	(360,284)	(14,850)	(324,744)	(1,063,880)

Loss before provision for income taxes	(265,209)	(1,555,505)	(939,290)	(2,489,088)	(7,589,572)

Provision for income taxes			800	800	4,000

Net Loss	$ (265,209)	$ (1,555,505)	$ (940,090)	(2,489,888)	$ (7,593,572)

Net loss per common share - basic and diluted	$ (0.01)	$ (0.87)	$ (0.03)	$ (2.36)	$ (0.29)

Basic and diluted weighted average common shares outstanding (1)	30,517,805	1,796,385	27,447,920	1,053,506	25,851,485

(1) Adjusted for a 1 for 20 reverse split effective on December 1, 2006.

See Accompanying Notes to Consolidated Financial Statements

CONTINAN COMMUNICATIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO JUNE 30, 2007
(Unaudited)

						Deficit
						Accumulated
						During the
					Additional	Development	Total
	Preferred Stock		Common Stock		Paid in Capital	Stage	Shareholders
	Shares	Amount	Shares	Amount	(Restated)	(Restated)	Equity (Deficit)

Balance at inception (September 16, 2002)	--	$ --	--	$ --	$ --	$ --	$ --
Issuance of common stock	3,000,000	3,000	--	--	--	--	3,000
Balance at December 31, 2002	3,000,000	3,000	--	--	2,123,608	--	2,126,608
Net loss	--	--	--	--	--	(167,276)	(167,276)
Balance at December 31, 2003	3,000,000	3,000	--	--	--	(167,276)	1,959,332
Net loss	--	--	--	--	--	(791,049)	(791,049)
Balance at December 31, 2004	3,000,000	3,000	--	--	2,123,608	(958,325)	1,168,283
Net loss	--	--	--	--	--	(1,359,128)	(1,359,128)
Balance at December 31, 2005	3,000,000	3,000	--	--	2,123,608	(2,317,453)	(190,845)
Reverse acquisition, May 2006	--	--	1,699,108 (1)	1,699	971,820	--	973,519
Stock options granted for consulting services	--	--	--	--	40,343	--	40,343
Stock options granted to employees	--	--	--	--	33,619	--	33,619
Stock options granted to management	--	--	--	--	58,273	--	58,273
Stock options granted for finders fees	--	--	--	--	37,737	--	37,737
Fees on reverse acquisition	--	--	--	--	(37,737)	--	(37,737)
Issue of common stock
upon exercise of warrants	--	--	290,000	290	(290)	--	--
Issue of common stock
for consulting service	--	--	249,500	250	548,750	--	549,000
Conversion of preferred stock to common stock	(3,000,000)	(3,000)	20,250,000	20,250	(17,250)	--	--

CONTINAN COMMUNICATIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO JUNE 30, 2007
(Unaudited)
(continued)

						Deficit
						Accumulated
						During the
					Additional	Development	Total
	Preferred Stock		Common Stock		Paid in Capital	Stage	Shareholders
	Shares	Amount	Shares	Amount	(Restated)	(Restated)	Equity (Deficit)
Conversion of notes payable to
common stock - Rackgear Inc.	--	--	210,914	211	63,063	--	63,274
Conversion of accounts payable in the
amount of $12,698 to common stock	--	--	22,650	23	12,675	--	12,698
Conversion of notes payable to
preferred stock - First Bridge Bank	5,510	6	--	--	550,951	--	550,957
Conversion of notes payable to
common stock - Kurt Hiete	--	--	200,000	200	60,326	--	60,526
Conversion of accounts payable in the
amount of $34,865 to common stock	--	--	35,000	35	34,830	--	34,865
Issue of common stock
for consulting services	--	--	2,710,000	2,710	1,623,290	--	1,626,000
Stock options granted for consulting services	--	--	--	--	48,846	--	48,846
Stock options granted for consulting services	--	--	--	--	215,748	--	215,748
Stock options granted to employees	--	--	--	--	93,236	--	93,236
Transfer to derivative liability	--	--	--	--	(307,516)	--	(307,516)
Net loss	--	--	--	--	--	(4,336,029)	(4,336,029)
Balance at December 31, 2006	5,510	6	25,667,172	25,668	6,154,322	(6,653,482)	(473,486)
Issuance of common stock for consulting services	--	--	65,000	65	33,085	--	33,150

CONTINAN COMMUNICATIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO JUNE 30, 2007
(Unaudited)
(continued)

						Deficit
						Accumulated
						During the
					Additional	Development	Total
	Preferred Stock		Common Stock		Paid in Capital	Stage	Shareholders
	Shares	Amount	Shares	Amount	(Restated)	(Restated)	Equity (Deficit)
Conversion of note payable to preferred stock - First Bridge Capital	150	--	--	--	15,000	--	15,000
Stock options granted for consulting services	--	--	--	--	81,130	--	81,130
Conversion of A/P and management fees in the amount of $602,530 to common stock	--	--	1,832,000	1,832	596,391	--	602,530
Conversion of note payable and accrued Interest to preferred stock - First Bridge Capital	3,360	3	--	--	335,997	--	335,997
Conversion of common stock to preferred stock	(801)	(1)	804,000	804	(803)	--	--
Net loss	--	--	--	--	--	(940,090)	(940,090)
Balance at June 30, 2007	8,219	$ 8	32,675,172	$ 32,676	$ 7,215,122	$ (7,593,572)	$ (345,769)

(1) Adjusted for a 1 for 20 reverse split effective on December 1, 2006.

See Accompanying Notes to Consolidated Financial Statements

7

CONTINAN COMMUNICATIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	September 16, 2002 (Inception) to September 30, 2007
Cash Flows from Operating Activities:
Net loss	$ (940,090)	$ (2,489,888)	$ (7,593,572)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	48,369	47,495	188,479
Stock compensation for consulting services and options granted
to management and employees	747,808	1,148,235	3,747,857
(Gain) loss on derivative instruments	(1,572)	(381,672)	579
(Increase) decrease in assets:
Accounts receivable	--	37,062	--
Other receivables	1,758	(2,909)	--
Security deposit	4,805	--	(3,595)
Prepaid expenses	500	562,500	--
Increase (decrease) in liabilities:
Accounts payable	(291,661)	281,011	181,925
Accrued liabilities	20,201	42,666	113,788
Accrued interest on notes payable - related party	(11,693)	15,280	39,613
Accrued interest on notes payable	1,853	22,601	24,475
Accrued management fees	78,429	67,555	280,910
Income tax payable	800	--	800
Net cash used in operating activities	(340,493)	(650,064)	(3,018,741)

CONTINAN COMMUNICATIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	September 16, 2002 (Inception) to September 30, 2007
Cash Flows from Investing Activities:
Payment for intangible assets	--	(152)	(101,369)
Payment for software development costs	--	(5,090)	(411,567)
Purchase of equipment	(22,255)	(1,251)	(43,618)
Net cash used in investing activities	(22,255)	(6,493)	(556,554)

Cash Flows from Financing Activities:
Increase in bank overdraft	--	8,381	--
Sale of common stock	--	214,500	247,500
Borrowings on convertible note payable	15,000	--	15,000
Payments on note payable-related party	(849)	--	(7,677)
Payments on notes payable	--	--	(7,400)
Borrowings on notes payable - related party	24,801	51,696	2,671,224
Borrowings on notes payable	320,000	363,500	680,986
Payments on capital lease obligations	(3,856)	(7,059)	(23,280)
Net cash provided by financing activities	355,096	631,018	3,576,353

(Decrease) Increase -n Cash	(7,652)	(25,539)	1,058

Cash, Beginning of Period	8,710	25,539	--

Cash, End of Period	$ 1,058	$ --	$ 1,058

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ --	$ --	$ -
Income taxes paid	$ --	$ 800	$ 3,200

Supplemental Disclosuresof Non-Cash Investing and
Financing Activities:
Furniture and equipment acquired through exchange of stock	$ --	$ --	$ 30,250
Developed software acquired through exchange of stock	$ --	$ --	$ 165,000
Conversion of note payable to preferred stock	$ --	$ --	$ 550,957
Conversion of notes payable and accrued interest into common stock	$ --	$ 339,367	$ 123,800
Conversion of A/P and management fees into common stock	$ 602,530	$ --	$ 650,093
Purchase of equipment through capital leases	$ --	$ --	$ 29,843
Issuance of stock options for consulting services	$ 81,130	$ --	$ 386,067
Issuance of common stock for consulting services	$ 33,150	$ --	$ 2,208,150
Stock options granted to management and employees	$ --	$ --	$ 185,128
Issue of common stock upon exercise of warrants	$ --	$ 290	$ 290

See Accompanying Notes to Consolidated Financial Statements

CONTINAN COMMUNICATIONS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION

Texxon, Inc. was incorporated on October 6, 1998, under the laws of the state of Oklahoma. Since inception, the Company's primary focus was raising capital and paying for the exclusive licenses. Pursuant to the Company's Share Agreement with
Teleplus, Inc.,the Company's focus is now centered on the development and marketing of its Multinlingual Mobile Services for international travelers in their native languages in collaboration with major wireless providers.

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
Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2007 management expects these assets to be fully recoverable.

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

Revenue Recognition.

The Company recognizes revenues when international travelers place a call to Company's call centers through their personal cellular phone to obtain multilingual assistance and services in their native language while traveling in foreign countries.

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

Reclassifications.

Certain reclassifications had been made to the 2006 financial statements to conform to the 2007 financial statement presentation.
These reclassifications had no effect on net income as previously reported.

NOTE 3 - GOING CONCERN

The Company has no significant operating history and, from (inception) to September 30, 2007, has generated a net loss of
$7,593,572. The accompanying financial statements for the period ended September 30, 2007 have been prepared assuming the
Company will continue as a going concern. During the year 2006, management completed a reverse merger with Texxon Inc.
and intended to raise equity through a private placement.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the
Company to continue as a going concern.

NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of September 30, 2007 and December 31, 2006:

	2007	2006
Furniture and fixtures	$ 12,272	$ 12,272

Computers and equipment	68,289	63,452

Total	80,561	75,724

Less: accumulated depreciation	(52,688)	(40,597)

Machinery and equipment, net	$ 27,873	$ 35,127

Depreciation expense amounted to $12,091 for the nine months ended September 30, 2007 and $11,132 for the nine months ended September 30, 2006.

NOTE 5 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts and the balances may exceed federally insured limits from time to time. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank deposit accounts. As of September 30, 2007, the Company did not have deposits in excess of federally insured limits.

NOTE 6 - DEVELOPED SOFTWARE

The Company has developed internal use software for the purpose of managing its wireless network and specific services. The total capitalized cost of this software at September 30, 2007and December 31, 2006 was $593,988. Accumulated amortization amounted to $85,336 and $47,004 as of September 30, 2007 and December 31, 2006, respectively. Amortization expense amounted to $28,749 and $28,750 for the nine months ended September 30, 2007 and September 30, 2006.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2007 and December 31, 2006:

	2007	2006
Patent application costs	$ 60,982	$ 60,982

Website development costs	40,908	40,908

Network interconnection	5,300	5,300

Total	107,190	107,190

Less: accumulated amortization	(50,545)	(43,016)

Intangible assets, net	$ 56,645	$ 64,174

Amortization expense amounted to $7,530 for the nine months ended September 30, 2007 and $7,613 for the nine months ende
d September 30, 2006.

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at September 30, 2007 are as follows:

Deferred tax asset
Federal net operating loss	$ 2,431,239

State net operating loss	428,145

Total deferred tax asset	2,859,384

Less valuation allowance	(2,859,384)

Deferred tax asset, net	$ --

At September 30, 2007 and September 30, 2006, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $15,226,000 and $4,944,905, respectively. Federal NOLs could, if unused, expire in 2023. State NOLs, if unused, could expire in 2013.

The Company has provided a 100% valuation allowance on the deferred tax assets at September 30, 2007 and December 31,
2006 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended September 30, 2007 and
December 31, 2006, are as follows:

	2007	2006
U. S. Federal Statutory rate	34.0%	34.0%

State tax rate, net of federal benefit	6.0	6.0

Less valuation allowance	(40.0)	(40.0)

Effective income tax rate	-- %	-- %

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable.

The Company has received loans from related parties. These related parties consist of various members of management who are also shareholders. The related parties also consist of an employee, a relative of the CEO, and a shareholder of the Company. As of September 30, 2007 and December 31, 2006, the Company had loans due to related parties of $232,615 and $193,658, respectively. Loans due to related parties consisted of the following:

	2007	2006
Promissory note issued to Claude Buchert, CEO, on December 30, 2004 with interest of 10%. Principal along with accrued interest are due on or before June 30, 2005.	$ 18,809	$ 5,209

Promissory note issued to Edward Shirley, relative of Vice President, on February 23, 2004 with interest of 10%, with the remaining principal balance and accrued interest due on December 31, 2004.	30,000 30,000	30,000

Promissory notes issued to Humax West, Inc., shareholder, on various dates between January 26, 2006 and February 16, 2006 with interest of 10%. Principal along with accrued interest are payable on the maturity date March 30, 2006. The amount due in 2005 contain options for the Holder to receive shares of the Company stock in lieu of repayment of principal and was converted in 2006. The 2006 loan is non-convertible.	30,000	30,000

Promissory note issued to Stephanie Buchert, relative of CEO, on May 1, 2004 with interest of 10%, with the outstanding principal balance and accrued interest due on December 31, 2004.	9,093	9,093

Promissory note issued to Celine Coicaud, employee, on December 31, 2003 with interest of 10% with an additional payment of $9,900 due August 10, 2004 and the remaining principal balance and accrued interest due on December 31, 2004.	--	8,870

Promissory note issued to Helene Legendre, Vice President and shareholder, on June 30, 2004 with interest of 10%, with the remaining principal balance and accrued interest due on December 31, 2004.	144,713	110,486

Totals notes payable - related	$ 232,615	$ 193,658

Total interest expense for the periods ended September 30, 2007 and September 30, 2006 for related parties amounted to $10,553 and $51,990, respectively. The Company is currently in default on various notes payable and is in the process of negotiating settlements or payments. All notes are included in current liabilities.

Management Fees.

The Company has employment agreements with two members of management through March, 2008. These agreements are cancelable at any time by the Company or member of management. As of September 30, 2007 and December 31, 2006, the
Company had $280,910 and $202,481, respectively, payable to management in arrears under these agreements. Expenses related to these agreements are recorded in general and administrative expense and amounted to $126,737 and $100,000 for the periods ended September 30, 2007 and September 30, 2006, respectively.

NOTE 10 - LEASES

The Company leases its office facility under a six-month lease beginning July 2007 requiring payments of $2,500 per month.
The future minimum payments under the lease are as follows:

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2007, are as follows:

For the Years Ended
September 30,	Amount
2008	$ 7,500
Thereafter	--
7,500

Capital leases

The Company leases certain computers under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the balance sheets as furniture and equipment and amounted to $33,173 at September 30, 2007. Accumulated amortization of the leased equipment at September 30, 2007 was $15,613. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2007, are as follows:

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2007, are as follows:

	Period Ending
	September 30,	Amount
	2008	$ 4,707
	2009	3,625
	Thereafter	--
Total minimum lease payments		8,332

Less: amount representing interest		(1,766)

Present value of net minimum lease payments		6,566

Less: current maturities of capital lease obligations		(4,707)

Long-term capital lease obligations		$ 1,859

NOTE 11 - NOTES PAYABLE

	2006	2005

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

	$ 25,000	$ 25,000

Promissory notes issued to ARABIA Corporation on various dates between September 18, 2003 and May 18, 2004 with interest of 10%. Principal along with accrued interest is payable on the maturity dates between September 18, 2004 and December 31, 2004.	55,000	55,000

Promissory note issued to Sax Public Relations, Inc. December 1, 2005 with interest accruing from September 1, 2005 at 10%. Payments of $1,000 to be made monthly beginning February 1, 2006 through March 2007.	7,586	7,586

Total notes payable	$ 407,586	$ 87,586

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

(f) In July 2006, a settlement agreement was agreed upon between the Company and a consulting group for financial public relations services that was performed. The Company was to issue 7,700,000 shares of common stock for compensation for the services performed by the consulting group. The value of the shares on the date of issuance was based on the fair market value of the common shares on the date of settlement. The Company had recorded this expense as public relations services expense in the amount of $847,000. However, the Company did not have sufficient common shares authorized and did not have sufficient un-
issued shares available to settle this contract at the time of settlement. Therefore, 4,990,000 (249,500 post split) common shares were issued to the consulting group as of September 30, 2006. The Company still owed 2,710,000 shares to complete this settlement. A liability to issue the remaining shares was recorded based on the market price at the time of the settlement of $0.11 per share.

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

The Company, during the nine months ended September 30, 2007, issued 6,139,000 shares of common stock for repayment considerations for accounts payable and other liabilities in the amount of $602,530. The stock was issued at various dates during the nine months ended September 30 30, 2007 with market prices ranging from $0.04 to $0.22.

In January 2007, First Capital issued a note in the amount of $320,000 to the Company. After the inception of the note, the
Company entered into an agreement with First Bridge Capital and converted the note and accrued interest of $16,000 into 3,360 shares of preferred stock on the basis of 1 preferred share issued for each $100 owed with $0.001 per share. The Company recorded preferred stock in the amount of $3 and APIC in the amount of $335,997. In September, 2007 First Bridge capital converted 801 shares of preferred stock to 804,000 shares of common stock.

The following schedule summarizes the total liability originally recognized, the gain (loss) during the last fiscal year, the amount transferred to equity upon recapitalization and the remaining liability at September 30, 2007:

	Original	Gain/(Loss)		Liability as of December
	Liability	Recognized	Equity	31, 2006

Promise to issue convertible
preferred stock	$ 481,382	$ --	$ 481,382	$ --

Settlement of 2,710,000
common shares due	298,000	(1,328,000)	1,626,000	--

82,579 shares due to public relations firm	24,000	23,421	--	579

Common stock warrants to First
Bridge Capital	20,000	5,164	14,836	--

Non-employee stock option and
warrants (Note 13)	581,157	459,166	121,991	--

Total	923,157	(840,249)	1,762,827	579

Grand Total	$ 1,404,539	$ (840,249)	$2,244,209	$ 579

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

(f) In April 2006, the Company granted an option to purchase 36,675 (733,500 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share, to a consultant in exchange for consulting services valued at its fair market value for the services performed at $40,343. Because the Company did not have sufficient shares authorized to issue if the options were exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at September 30, 2006 using the Black-Scholes model and determined that the value of this option was $36,287. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments of $4,056 and reduced their liability due as of September 30, 2006 to $36,287. The factors used for the Black-
Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 3.5 years.

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

(o) In December 2006, the Company granted options to purchase 414,900 restricted shares of common stock, exercisable at
$0.01 per shares, for consultants (one of which is James Gibson, the Company's vice president business development remaining as an advisor to the Company); these options will expire on December 31, 2011. These options were valued at $215,748 using the Black-Scholes model. The Company recorded consulting expense and additional paid-in-capital in this amount. The factors used for Black-Scholes model were a market price of $0.52 per share; volatility of 178%; risk free interest rate of 4.39%; exercise price of $0.01; and a estimated life of 5.00 years.

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

A summary of the status of, and changes in, the Company's stock option plan as of and for the nine months ended September 30,
2007 is presented below for all stock options issued to employees and non-employees.

	Nine Months Ended September 30, 2007
	Common Stock	Common Stock	Weighted Average
	Warrants	Options	Exercise Price

Outstanding at Beginning of Year	367,308	1,304,851	$ 0.68

Granted	144,231	--	--

Forfeited	--	--	--

Exercised	--	(65,000)	--

Outstanding at End of Period	511,539	1,239,851	$ 0.68

Exercisable at End of Period	511,539	1,062,976

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

Overview.

        The Company is a provider of multiple assistance services to international travelers in the traveler language through their personal mobile phone and is located in Marina del Rey, California. The Company has built platform, server and call centers to provide a wide array of services to mobile phone users. The Company has strategic relationships with several service networks in the United States and Europe.

        The Company is the parent company of Vocalenvision, a pioneer in the field of wireless communications. The Company's main role is that of a research and development incubator that endeavors to create new opportunities for its subsidiary for the continually evolving convergence of international GSM wireless, that create the vehicles that consistently deliver its innovative
"native-language" contents and services to the end-user customer. In addition, the Company is actively seeking acquisition targets to diversify the company's holdings and to strengthen the new "Continan Communications" brand.

        Through its Vocalenvision subsidiary, the Company offers proprietary products and services that help customers communicate effectively while travelling abroad. The Company's wireless service has market potential, boasting amongst its features a "teleconcierge," who is a live operator trained to provide a variety of business-related and travel-related services directly to a customer's mobile phone.

        Vocalenvision has to date expended much of its efforts and funds on development of proprietary software, Beta tests in
Japan and United States, as well as its WikiTouri search engine to deliver multilingual travel assistance services to the traveler and the initiation of its sales and marketing efforts. It is uncertain about the market acceptance of its products and services that include auxiliary services offered through its software-based platform and delivered to the customer's cellular phone. The
Company has contracted with large European international wireless provider to deliver its Multilingual Travel Assistance services as value added content to its customers while they roam in foreign countries.

        The Company is focused on the continued development and implementation of a proprietary layered communications architecture that operates in unison with conventional wireless networks in order to deliver "native-language" services to its end customers.

The Company operates many of its own "in-network" platforms as an independent unit while using existing operator networks from the leading international cellular service providers to transport the customer's calls as well as deliver users "native-
language" content. The Company supplies enhanced services and on-demand information to its customers via wireless.

        Vocalenvision, Inc. is highly dependent upon the efforts and abilities of its management. The loss of the services of any of them could have a substantial adverse effect on it. Vocalenvision, Inc. has not purchased "Key-Man" insurance policies on any of them.

        To date, Vocalenvision, Inc. has not yet had substantial sales. It expects initial growth in its sales to come primarily from the private labeling of its Multilingual Travel Assistance services product which includes traveler's assistance, teleconcierge products, native in-language interpretation and emergency coverage through international wireless providers' existing customer channels. These incumbent wireless carriers view the Company's services as a value added to their own existing wireless content and services, while maximizing the security and convenience offer to their wireless users while traveling abroad.

        Sales are anticipated to start in November 2007 in France, Italy, Spain and Great Britain through a major provider of wireless services that is making the Vocalenvision services available to all of its wireless users. It is anticipated that the services will provide income to the Company but not sufficient to cover all operational expenses during the following 12 months.

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

        However, a third application of Vocalenvison's existing technology envisions the distribution only of its proprietary SIM
Cards. The Vocalyz™ SIM cards work on many major wireless networks in the USA and Europe. The SIM card technology will transport the international travelers calls as well as deliver users "native-language" translation assistance and teleconcierge. For the sales of this service, Vocalenvision will be dependent upon travel agents, brokers, retail stores and web-based e-commerce.

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

        The Company has historically experienced operating losses and negative cash flow. The Company expects that these operating losses and negative cash flows may continue through additional periods. Until recently, the Company has had a limited record of revenue-producing operations but with the modified and highly realistic product deployment strategy, the Company now believes it has a predictable, scalable revenue and business model that will be able to achieve its business plans.

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

(a) Revenues.

Revenues were $3,642 for the nine months ended September 30, 2007 compared to $54,960 for the nine months ended September
30, 2006, which were the proceeds of a Beta marketing test in Japan with a CDMA cellular phones that was stopped on July
2006. The decrease of $51,318, or approximately 93%, is explained by the end of the Beta test. Revenues were $1,600 for the three months ended September 30, 2007 compared to $19,475 for the three months ended September 30, 2006, a decrease of
$17,875 or approximately 92%. The decline in revenues was largely due to the fact that the Company is still a development stage company. Currently, the Company's focus has been on raising capital that is necessary to fund its operations. In the nine months ended September 30, 2006, the Company generated revenue largely from a test marketing study. A similar study was not performed in 2007 as management was focused on raising capital, developing a SIM cards adaptable to most of GSM cellular phones and positioning itself as a wholesaler to international wireless provider.

        Revenues for the period from September 2, 2002 (inception) through March 31, 2007 were $133,512.

(b) Direct Costs

Direct costs were $16,130 for the nine months ended September 30, 2007 compared to $197,905 for the nine months ended
September 30, 2006, a decrease of $181,775 or approximately 92%. Direct costs were $1,884 for the three months ended
September 30, 2007 compared to $46,404 for the three months ended September 30, 2006, a decrease of $44,520 or approximately 96%. The decrease in direct costs was primarily related to expenses incurred in the prior year for the Company's test market study. A similar study was not performed in 2007 as management was focused on raising capital and developing its three new products: (i) the wholesale of Vocalyz™ products to major international wireless providers; (ii) the complete "Travel
Kit"; and (iii) the positioning of its SIM card with its proprietary software, delivering an array of travelers' service and adaptable to most GSM cellular phones in the U.S. and Europe.

(c) General and Administrative Expenses.

General and administrative expenses were $782,615 for the nine months ended September 30, 2007 compared to $1,509,6161 for the nine months ended September 30, 2006, a decrease of $727,001 or approximately 48%. General and administrative expenses were $245,380 for the three months ended September 30, 2007 compared to $849,629 for the three months ended September 30,
2006, a decrease of $604,249 or approximately 71%. The decrease in expenses was largely due to decreased payroll expenses as the Company reduced the number of its employees during the quarter to reduce its expenses as much as possible.

(d) Net Loss.

        The net loss for the nine months ended September 30, 2007 was $940,090 compared to $2,489,888 for the nine months ended September 30, 2006, a change of $1,549,798 or 62%. The net loss was $265,209 for the three months ended September
30, 2007 compared to $1,555,505 for the nine months ended September 30, 2006, a decrease of $1,290,296 or approximately
83%. The Company has actively tried to lower its expenses in the current year in order to have cash available to focus on generating revenue. The Company's primary focus remains on raising capital and accordingly has reduced its payroll expenses solely to focus on raising capital and finalizing the development of its three new products.

Factors That May Affect Operating Results.

       The Company's operating results can vary significantly, depending upon a number of factors, many of which are outside the
Company's control. General factors that may affect the Company's operating results include:

• market acceptance;

• gain or loss of clients or strategic relationships;

• announcement or introduction of new services and products by the Company or by its competitors;

• the ability to build brand recognition;

• timing of sales to customers;

• price competition;

• the ability to upgrade and develop systems and infrastructure to accommodate growth;

• the ability to introduce and market products and services in accordance with market demand;

• changes in governmental regulation;

• reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability;

• valuation of derivative liabilities; and

• general economic conditions.

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
The Company's expansion could place a significant strain on its current services and support operations, sales and administrative personnel, capital and other resources. The Company could experience difficulties meeting demand for its products. The
Company cannot guarantee that its systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market. The Company's failure to effectively manage growth could adversely affect its business and financial results.

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

       For the wholesale applications of the Vocalenvision white labeled for major international wireless providers, the Company has control over any third-party sub-contractor as to quality controls, and its customers. However, the wireless providers may loose customers, affecting traffic sent to Vocalenvision, generating loss of revenue and subsequently affecting results from operations.

       For the part of the Travel Kit, i.e. its SIM cards sold separately, the company has limited control over any third party sub-
contractors in terms of quality control. The company uses its own reliable platform, servers and technology and as such, does not expect failures. However this cannot be assured. Negative technical failures could impair the Company's reputation and its ability to gain future channels of distribution.

(d) The Company Faces Some Competition in Its Market, Which Could Make It More Difficult for the Company to
Generate Revenues.

       The Company's future success will depend on its ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace. For the "Travel Kit" and SIM cards, the Company competes for customers primarily with facilities-based carriers, as well as with other non-facilities-based network operators.
Some of the Company's competitors have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than the Company has. However the Company is working with a specific "niche market" for international travelers.

• Some of competitors provide functionalities that the Company does not. Potential customers who desire these functions and have no need for teleconcierge services, native language translations as well as the array of services of Vocalenvision, may choose to obtain their equipment from the competitor that provides these additional functions.

• Potential customers with no need for multilanguages services may be motivated to purchase their wireless services from a competitor in order to maintain or enhance their respective business relationships with that competitor.

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

       The Company's services are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of its products. The Company may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments or be required to compensate customers for such limitations or errors, the result of which its business, cash flow, financial condition and results of operations could be materially adversely affected. However, the Beta tests and test market the Company made successively in 2005 and 2006 may decrease the possible errors or defects.

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

(j) The Company's Success Is Largely Dependent on the Abilities of Its Management.

       The Company's potential success is largely dependent on the personal efforts and abilities of its senior management, which currently have an employment agreement with the Company. The loss of certain members of the Company's senior management, including its chief executive officer, could have a material adverse effect on its business and prospects.

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

Operating Activities.

        Net cash used in operating activities was $340,493 for the nine months ended September 30, 2007 compared to $650,064 for the nine months ended September 30, 2006, a change of $309,571 or approximately 48%. The primary reason for the change was increase in the use of stock to pay some of our vendors in the nine months ending September 30, 2007. Because the Company could pay for services with stock, it was able to reduce the actual cash it had to spend on operating activities.

        Net cash used in operating activities was $3,018,741 for the period from September 2, 2002 (inception) through September
30, 2007.

Investing Activities.

        Net cash used in investing activities was $22,255 for the nine months ended September 30, 2007 compared to $6,493 for the nine months ended September 30, 2006. Net cash used in investing activities was $556,554 for the period from September 2,
2002 (inception) through September 30, 2007. The Company has attempted to reduce spending on asset purchases unless such purchases are absolutely necessary in order to reduce the amount cash the Company is spending.

Liquidity and Capital Resources.

As of September 30, 2007, the Company had total current assets of $1,058 and total current liabilities of $941,730, resulting in a working capital deficit of $940,672. At September 30, 2007, the Company's current assets consisted solely cash on hand. As a development stage company that began operations in 2002, the Company has incurred $7,593,572 in cumulative total losses from inception through September 30, 2007.

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

       The Company has been successful in obtaining the required cash resources by issuing stock and notes payable, including related party notes payable, to service the Company's operations through the third quarter of 2007. Net cash provided by financing activities was $355,096 for the nine months ended September 30, 2007 compared to $631,018 for the nine months ended September 30,2007, a change of $275,922 or approximately 44%. This decrease was primarily the result of not selling as much stock for cash and instead relying on the ability to borrow money from lenders. Net cash used in financing activities was
$3,576,353 for the period from September 2, 2002 (inception) through September 30, 2007.

       The Company has continued to issue stock to various vendors to make payments for services rendered. In the nine months ending September 30, 2007, the Company issued 6,204,000 shares of stock in payment of services valued at $635,680. The
Company also granted stock options for services valued at $81,130. Of the 6,204,000 shares issued by the Company, 6,139,000 shares were issued to vendors with a promise that the shares would cover a certain amount of money owed to that vendor. If the vendor is unable to sell its shares to cover the promised amount, the Company will be liable to issue more shares for the amount that the vendor was unable to recover through the sale of stock. Through September 30, 2007 594,500 shares had yet to be sold by the vendors that received them. If the Company's stock price were to fall from the price the shares were originally issued at, the Company will have to issue more stock to cover the change in the stock price. As of September 30, 2007, the Company's stock price has fallen from the original issue price making the company liable for issuing an additional 87,000 shares of stock.
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

• curtail operations significantly;

• sell significant assets;

• seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

• explore other strategic alternatives including a merger or sale of the Company.

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

Contractual Obligations.

(a) Capital Lease.

       The Company leases certain computers under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the balance sheets as furniture and equipment and amounted to $33,173 at September 30, 2007.
Accumulated amortization of the leased equipment at September 30, 2007 was $15,613. Amortization of assets under capital leases is included in depreciation expense.

(b) Operating Leases.

        The principal executive offices for the Company currently consist of approximately 1,000 square feet of office space (some of which is shared use), which are located at 4640 Admiralty Way, Suite 500. Marina del Rey, California 90292. The Company
leases this property on a six- month lease starting in July, 2007 at the current monthly rent of $2,500.

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

(a) Valuation of Stock-Based Compensation Arrangements.

       The Company has issued, and intends to continue to issue, shares of common stock and options to purchase shares of its common stock to various individuals and entities for management, legal, consulting and marketing services. The Company adopted SFAS No. 123 (Revised 2004), "Share Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-
date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and
allowed under the original provisions of SFAS No. 123. These transactions are reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

(b) Revenue Recognition.

       The Company recognizes revenues when international travelers place a call to Company's call centers through their personal cellular phone to obtain multilingual assistance and services in their native language while traveling in foreign countries.

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

The Company evaluates the conversion feature of options and warrant indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the EITF No. 00-19,
"Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF No. 01-
06, "The Meaning of Indexed to a Company's Own Stock," and SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities," as amended.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

       None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       There were no unregistered sales of the Company's equity securities during the three months ended on September 30, 2007, except as follows:

       In March 2006, the Company's Board of Directors approved a funding arrangement with First Bridge Capital Incorporated.
Under the arrangement, First Bridge Capital advanced to the Company $80,000 for working capital purposes, for which convertible preferred stock was to be issued as repayment. Under a later written agreement with First Bridge Capital in August
2006, that firm agreed to make serial investments in the maximum amount of $1,000,000 for a future exchange of the Company's
Series A convertible preferred stock (including the amounts advanced starting in March 2006). On January 15, 2007, First
Bridge advanced another $320,000 under this agreement, none of which has been converted into shares of Series A preferred stock (previously incorrectly reported as being issued). On July 10, 2007, the Company issued 806 shares of Series preferred stock as a conversion of the first $80,000 loan (plus accrued interest); immediately thereafter, the Company issued 806,000 shares of free trading common stock upon conversion of 806 shares of Series A preferred stock.

       There were no purchases of the Company's common stock by the Company's affiliates or by it during the three months ended June 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of September 30, 2007, the Company was in default in the payment of $298,883.87 principal amount of various notes payable
(related and non-related parties, as discussed in Notes 9 and 11 to the financial statements, but excluding the note payable to First
Bridge Capital) and in the payment of $62,847.91 of accrued interest.  The Company is in the process of negotiating settlements or payments. All notes are included in current liabilities.  The Company is negotiating with the lenders to secure a conversion of the debt to a proposed series of convertible preferred stock; pending the resolution of this matter, the lenders are exercising forbearance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5. OTHER INFORMATION.

Subsequent Events.

(a) On October 12, 2007, the Company issued 200,000 restricted shares of common stock to Kurt Hiete in connection with the conversion of his promissory on October 1, 2006 in the principal amount of $48,500 interest in the amount of $10,611
($0.295 per share).

(b) On October 12, 2007, the Company issued 35,000 restricted shares of common stock to London Trust in connection with services rendered for the Company, valued at $34,865 (which represents the amount of an invoice for accounting work) ($0.996 per share).

(c) On October 15, 2007, the Company's board of directors appointed Helene Legendre as a member of the board of directors.
Ms. Legendre has been the Company's Executive Vice President since May 2006. Ms. Legendre was named to the Company's audit committee upon her appointment as chief financial officer on August 6, 2007. Ms. Legendre has an employment agreement with the Company, as discussed in a Form 8-K filed on August 10, 2007.

(c) On October 19, 2007, Ms, Legendre sold 261,000 shares of Company common stock for total gross proceeds of $8,769.60.
She then loaned these funds to the Company.

(e) On October 24, 2007, the Company issued 200,000 restricted shares of common stock  to Jay Everingham in connection with marketing services provided to the Company, valued at $7,000 ($0.035 per share).

(f) On November 19, 2007, a Certificate of Designation was filed with the Nevada Secretary of State in connection with the designation of 10,000 shares of undesignated preferred stock. This stock is now designated and known as "Series A Convertible
Preferred Stock", par value One Tenth of One Cent ($0.001) (see Exhibit 4.4).

ITEM 6. EXHIBITS.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Continan Communications, Inc.

Dated: November 19, 2007	/s/ Claude C. Buchert
Claude C. Buchert,
Chief Executive Officer

Dated: November 19, 2007	/s/ Helene Legendre
Helene Legendre,
Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated March 13, 2006 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on May 9, 2007).

3.2	Articles of Merger, dated November 22, 2006 (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on December 7, 2006).

3.3	By-Laws, dated October 6, 1998 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on February 28, 2002).

4.1	1998 Incentive Stock Option Plan, dated November 1, 1998 (incorporated by reference to Exhibit 10.1 of the Form 10-SB filed on February 28, 2002)

4.2	2002 Non-Qualified Stock Option Plan, dated October 1, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 filed on January 27, 2003)

4.3

Share Exchange Agreement between the Texxon, Inc., TelePlus, Inc., and the Shareholders of TelePlus, Inc., dated March 2, 2006 (incorporated by reference to Exhibit 2 of the Form 10-QSB filed on May 22, 2006).

4.4	Certificate of Designation of TelePlus Acquisition Series of Preferred Stock, dated May 8, 2006 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on June 7, 2006).

4.5	Certificate of Designation of Series a Preferred Stock, dated September 14, 2007 (filed herewith)

10.1	Employment Agreement between TelePlus, Inc. and Claude Buchert, dated January 1, 2004 (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on May 9, 2007).

10.2	Employment Agreement between TelePlus, Inc. and Helene Legendre, dated January 1, 2004 (incorporated by reference to Exhibit 10.2 of the Form 10-KSB filed on May 9, 2007).

10.3	Addendum to Employment Agreement between TelePlus, Inc. and Claude Buchert, dated February 1, 2004 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB filed on May 9, 2007).

10.4	Letter of Engagement between TelePlus, Inc. and Ross Nordin, dated April 18, 2006 (incorporated by reference to Exhibit 10.4 of the Form 10-KSB filed on May 9, 2007).

10.5	Settlement Agreement between Wall Street PR, Inc. and Texxon, Inc., dated July 26, 2006 (incorporated by reference to Exhibit 10.5 of the Form 10-KSB filed on May 9, 2007).

10.6	Agreement for VOIP Services between TelePlus Inc. and Digitrad France SARL, dated July 27, 2006 (incorporated by reference to Exhibit 99 of the Form 8-K filed on August 14, 2006).

10.7	Funding Agreement between Texxon, Inc. and First Bridge Capital, Inc., dated August 14, 2006 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB filed on May 9, 2007).

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

CERTIFICATE OF DESIGNATION
OF
CONTINAN COMMUNINCATIONS, INC.

The undersigned, Claude C. Buchert, chief executive officer, and Helene Legendre, secretary, certify that:

Claude C. Buchert is the chief executive officer, and Helene Legendre is the secretary of Continan Communications, Inc., a
Nevada corporation ("Company").

By action of the Board of Directors of the Company on September 14, 2007, at the Company's offices located at 11601 Wilshire
Boulevard, Suite 2030, Los Angeles, California 90025, the following resolution was adopted by unanimous written consent of the
Directors:

WHEREAS, Article 5 of the Articles of Merger of the Company, dated November 4, 2006, authorizes the Company to issue Ten Million (10,000,000) shares of preferred stock, par value of One Tenth of One Cent ($0.001) per share
("Preferred Stock"); and

WHEREAS, the shares of Preferred Stock were authorized to be issued from time to time in one or more series as expressly authorized by the Board of Directors to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on any wholly unissued class of shares or any wholly tissues series of any class of shares, and the number of shares constituting any unissued series of Preferred Stock as well as the designations of the series, or any or all of them.

NOW, THEREFORE, BE IT RESOLVED, that the Board of Directors does hereby provide for the issue of undesignated
Preferred shares of the Company and does hereby fix and determine the rights, preferences, privileges, and restrictions of, and other matters relating to, that series, as follows and such issue shall not require the vote of the outstanding shares of Preferred
Stock of the Company:

Ten Thousand (10,000) shares of undesignated Preferred Stock shall be designated and known as "Series A Convertible Preferred
Stock", par value One Tenth of One Cent ($0.001), with the powers, preferences, rights, restrictions, and other matters as follows.

(1) CONVERSION. The holders of Series A Convertible Preferred Stock shall have conversion rights as follows
("Conversion Rights"):

       (a) Right to Convert. Subject to subsection (b), each share of outstanding Series A Convertible Preferred Stock shall be convertible at any time into shares of restricted common stock ("Conversion Shares") by giving not less than twenty (20) days written notice to the decision to convert. The conversion date will be the 20th day after the date of the written notice
("Conversion Date").

The conversion formula for a Series A Convertible Preferred Stock share is the lesser of (i) seventy cents ($0.70), or (ii) the rate determined by (x) taking seventy percent (70%) of the average of the closing bid prices of the Company's common stock for the twenty (20) consecutive day trading period immediately preceding the Conversion Date and (y) multiplying that by the dollar amount of the Series A preferred shares that are being converted.

       (b) Mechanics of Conversion.

       (i) Before any holder of Series A Convertible Preferred Stock shall be entitled voluntarily to convert the same into shares of Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed, at the office of the Company or of any transfer agent for such stock, and shall give written notice to the Company at such office that he elects to convert the same and shall state therein the number of shares to be converted and the name or names in which he wishes the certificate or certificates for shares of Common Stock to be issued. The Company shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Series A Convertible Preferred Stock, a certificate or certificates for the number of shares of Common Stock to which he shall be entitled. Such conversion shall be deemed to have been made immediately prior to the close of business on the date or surrender of the shares of Series A Convertible Preferred Stock to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date.

       (ii) If the conversion is in connection with an underwritten offering of securities pursuant to the Securities Act, the conversion may, at the option of any holder tendering shares of Series A Convertible Preferred Stock for conversion, be conditioned upon the closing with the underwriters of the sale of securities pursuant to such offering, in which event the person(s)
entitled to receive the Common Stock upon conversion of the Series A Convertible Preferred Stock shall not be deemed to have converted such Series A Convertible Preferred Stock until immediately prior to the closing of such sale of securities.

       (c) Adjustments to Conversion Rate for Stock Dividends and for Combinations or Subdivisions of Common Stock. In the
event that the Company at any time or from time to time after the first date of any issuance of Series A Convertible Preferred
Stock (the "Original Issue Date") shall declare or pay, without consideration, any dividend on the Common Stock payable in
Common Stock or in any right to acquire Common Stock for no consideration, or shall effect a subdivision of the outstanding shares of Common Stock into a greater number of shares of Common Stock (by stock split, reclassification or otherwise than by payment of a dividend in Common Stock or in any right to acquire Common Stock), or in the event the outstanding shares of
Common Stock shall be combined or consolidated, by reclassification or otherwise, into a lesser number of shares of Common
Stock, then the Conversion Rate in effect immediately prior to such event shall, concurrently with the effectiveness of such event, be proportionately decreased or increased, as appropriate. In the event that the Company shall declare or pay, without consideration, any dividend on the Common Stock payable in any right to acquire Common Stock for no consideration, then the
Company shall be deemed to have made. a dividend payable in Common Stock in an amount of shares equal to the maximum number of shares issuable upon exercise of such rights to acquire common Stock.

       (d) Adjustments for Reclassification and Reorganization. If the Common Stock issuable upon conversion of the Series
A Convertible Preferred Stock shall be changed into the same or a different number of shares of any other class or classes of stock, whether by capital reorganization, reclassification or otherwise (other than a subdivision or combination of shares provided for in Section 1(b) above or a merger or other reorganization referred to in Section 1(b) above), the Conversion Rate then in effect shall, concurrently with the effectiveness of such reorganization or reclassification, be proportionately adjusted so that the
Series A Convertible Preferred Stock shall be convertible into, in lieu of the number of shares of Common Stock which the holders would otherwise have been entitled to receive, a number of shares of such other class or classes of stock equivalent to the number of shares of Common Stock that would have been subject to receipt by the holders upon conversion of the Series A
Convertible Preferred Stock immediately before that change.

       (e) No Impairment. The Company will not, by amendment of its Articles of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the
Company, but will at all times in good faith assist in the carrying out of all the provisions of this Section and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of the Series A
Convertible Preferred Stock against impairment.

       (f) Certificates as to Adjustments. Upon the occurrence of each adjustment or readjustment of any Conversion
Rate pursuant to this Section, the Company, at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and prepare and furnish to each holder of Series A Convertible Preferred Stock a certificate executed by the
Company's President or Chief Financial Officer setting forth such adjustment or readjustment and showing in detail the facts upon which the Company shall, upon the written request at any time of any holder of Series A Convertible Preferred Stock, furnish or cause to be furnished to such holder a like certificate setting forth (i) such adjustments and readjustments, (ii) the
Conversion Rate at the time in effect, and (iii) the number of shares of Common Stuck and the amount if any, of other property which at the time would be received upon the conversion of the Series A Convertible Preferred Stock.

       (g) Notices of Record Date. In the event that the Company shall propose at any time: (i) to declare any dividend or distribution upon its Common Stock, whether in cash, property, stock or other securities. whether or not a regular cash dividend and whether or not out of earnings or earned surplus; (ii) to offer for subscription pro rata to the holders of any class or series of its stock any additional shares of stock of any class or series or other rights; (iii) to effect any reclassification or recapitalization of its Common Stock outstanding involving a change in the Common Stock; or (iv) to merge or consolidate with or into any other corporation, or sell, lease or convey all or substantially all of its assets, or to liquidate, dissolve or wind up; then, in connection with each such event, the Company shall send to the holders of Series A Convertible Preferred Stock:

       (A) At least twenty (20) days prior written notice of the date on which a record shall be taken for such dividend, distribution or subscription rights (and specifying the date on which the holders of Common Stock shall be entitled thereto) or for determining rights to vote, if any, in respect of the matters referred to in (iii) and (iv) above; and

       (B) In the case of the matters referred to in (iii) and (iv) above, at least twenty (20) days prior written notice of the date when the same shall take place (and specifying the date on which the holders of Common Stock shall be entitled to exchange their Common Stock for securities or other property deliverable upon the occurrence of such event).

       (h) Reservation of Stock lssuable Upon Conversion. The Company shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Series A
Preferred Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Series A Convertible Preferred Stock; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Series A Convertible
Preferred Stock, the Company will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose, including, without limitation, engaging in best efforts to obtain the requisite stockholder approval of any necessary amendment to this
Certificate.

       (i) Fractional Shares. No fractional share shall be issued upon the conversion of any share or shares of Series A
Convertible Preferred Stock. All shares of Common Stock (including fractions thereof) issuable upon conversion of more than one share of Series A Convertible Preferred Stock by a holder thereof shall be aggregated for purposes of determining whether the conversion would result in the issuance of any fractional share. If, after the aforementioned aggregation, the conversion would result in the issuance of a fraction of a share of Common Stock, the Company shall, in lieu of issuing any fractional share, pay the holder otherwise entitled to such fraction a sum in cash equal to the fair market value of such fraction on the date of conversion (as determined in good faith by the Board of Directors).

       (j) Notices. Any notice required by the provisions of this Section 3 to be given to the holders of shares of Series A
Convertible Preferred Stock shall be deemed given if deposited iii the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of the Company.

(2) VOTING RIGHTS. The holder of each share of Series A Convertible Preferred Stock shall have the right to one hundred (100) votes for each share of Common Stock into which such share of Series A Convertible Preferred Stock could be converted on the record date for the vote or written consent of stockholders. In all cases any fractional share, determined on an aggregate conversion basis, shall be rounded to the nearest whole share. With respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled, notwithstanding any provision hereof, to notice of any stockholders meeting in accordance with the bylaws of the Company, and shall be entitled to vote, together with holders, of Common Stock, with respect to any question upon which holders of Common
Stock have the right to vote,

(3) DIVIDENDS. The Company shall accrue (whether or not declared) an annual cumulative eight percent (8%) dividend on each share of Series A Convertible Preferred Stock. Subject to the requirements of Nevada law, the Company shall pay the cumulative dividend in cash or, in its sole discretion, in whole or in part in additional Conversion Shares, at the first to occur of
(a) an initial public offering, or (2) conversion of all or part of the Series A Convertible Preferred Stock into Conversion Shares.

(4) STATUS OF CONVERTED STOCK. In the event any shares of Series A Convertible Preferred Stock shall be converted pursuant to Section 1 hereof, the shares so converted shall be canceled and shall not be issuable by the Company, and all such shares shall be canceled, retired and eliminated from the shares which the Company is authorized to issue.

(5) SENIORITY OF SERIES A CONVERTIBLE PREFERRED STOCK. No additional shares of Series A Convertible
Preferred Stock shall be authorized or issued that have rights, privileges and preferences equal to or senior to the Series A
Convertible Preferred Stock as long as any Series Convertible Preferred Stock is outstanding

(6) LIQUIDATION PREFERENCE. If the Company is liquidated while the Series A Convertible Preferred Stock remains outstanding, then after the Company pays its creditor obligations in full and reserve funds for the cost of liquidation, all available cash will first be distributed to the holders of Series A Convertible Preferred Stock in proportion to their investment in Series A
Convertible Preferred Stock and cumulative unpaid dividends before any distributions are made to the holders of the Company's common stock.

(7) RESTRICTIONS AND LIMITATIONS. So long as any shares of Series Convertible Preferred Stock remain outstanding, the Company shall not, without the vote or written consent by the holders of at least a majority of the then outstanding shares of Series A Convertible Preferred Stock, amend these Articles of Incorporation if such amendment would adversely affect any of the rights, preferences or privileges provided for herein for the benefit of the Series A Convertible Preferred Stock.

RESOLVED FURTHER, that the Secretary of the Company is hereby authorized and directed to prepare, execute, verify and file, in the office of the Nevada Secretary of State, a Certificate of Designation in accordance with this resolution as required by law.

CONTINAN COMMUNICATIONS, INC.

/s/ Claude C. Buchert	Date: September 14, 2007
Claude C. Buchert, Chief Executive Officer

/s/ Helene Legendre	Date: September 14, 2007
Helene Legendre, Secretary

RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Claude C. Buchert, certify that:

1. I have reviewed this annual report on Form 10-QSB of Continan Communications, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [omitted pursuant to extended compliance period]
for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [omitted pursuant to extended compliance period]

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's independent registered public accounting firm and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: November 19, 2007	/s/ Claude C. Buchert
Claude C. Buchert,
Chief Executive Officer

RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Helene Legendre, certify that:

1. I have reviewed this annual report on Form 10-QSB of Continan Communications, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [omitted pursuant to extended compliance period]
for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [omitted pursuant to extended compliance period]

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's independent registered public accounting firm and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: November 19, 2007	/s/ Helene Legendre
Helene Legendre,
Chief Financial Officer

SECTION 1350 CERTIFICATION

In connection with the quarterly report of Continan Communications, Inc. ("Company") on Form 10-QSB for the quarter ended
September 30, 2007 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 19, 2007	/s/ Claude C. Buchert
Claude C. Buchert,
Chief Executive Officer

Dated: November 19, 2007	/s/ Helene Legendre
Helene Legendre,
Chief Financial Officer

