Form 10KSB
period 2007-12-31
CONTINAN COMMUNICATIONS, INC.
filed 2008-04-15
CIK 1114208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-49648

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

              4640 Admiralty Way, Marina del Rey, California 90292
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                   Company's telephone number: (310) 496-5747
                                               --------------

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

State issuer's revenues for its most recent fiscal year: $24,369

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the closing price of the stock as of April 1, 2008 of $0.0052, the aggregate market value of voting stock held by non-affiliates is $128,510.

Transitional Small Business Disclosure Format (check one): Yes [x] No [ ].

                                TABLE OF CONTENTS
              PAGE NUMBERS WILL BE ADDED WHEN FORMATTING IS FINAL

PART I.

ITEM 1.   DESCRIPTION OF BUSINESS ............................................3

ITEM 2.   DESCRIPTION OF PROPERTY ............................................15

ITEM 3.   LEGAL PROCEEDINGS ..................................................16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................16

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND
          SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES ...............16

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................17

ITEM 7.   FINANCIAL STATEMENTS ...............................................25

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................26

ITEM 8A.  CONTROLS AND PROCEDURES ............................................26
ITEM 8A(T)CONTROLS AND PROCEDURES.............................................27

ITEM 8B  OTHER INFORMATION ...................................................27

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT.......................................................27

ITEM 10.   EXECUTIVE COMPENSATION ............................................28

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,
           AND RELATED STOCKHOLDER MATTERS ...................................32

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE.......................................................34

ITEM 13.   EXHIBITS ..........................................................36

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................37

SIGNATURES....................................................................

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

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

NOTE CONCERNING RECENT DEVELOPMENTS: The description of the Company's business set forth below under the heading "Business of the Company-Overview" is for historical purposes only. Effective April 2, 2008 the Company will no longer be engaged in any active business, either directly, or through its wholly-owned subsidiary, Vocalenvision, Inc. ("Vocalenvision"). On April 2, 2008, the Company's Board of Directors approved the Company's execution and delivery of an agreement to sell substantially all the assets of Vocalenvision to Tourizoom, Inc., a Nevada corporation (the "Buyer" or "Tourizoom"). After the closing of the asset sale, the Company will deposit the sale proceeds and other assets in a partial liquidating trust created in connection with the sale. See the Company's Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 4, 2008 and the exhibits thereto.

Upon the closing of the asset sale, the Company will no longer be engaged in any active business. Instead, the Company will pursue other business activities with a company not yet selected in an industry or business area not yet identified by the Company. There can be no assurance that the Company will be successful in this effort. Furthermore, under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), the Company will be deemed a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Under recent SEC releases and rule amendments, any new transaction will be subject to more stringent reporting and compliance conditions for shell companies.

THE COMPANY'S SALE OF VOCALENVISION: On May 31, 2006 the Company, originally an Oklahoma corporation named Texxon, Inc., acquired a California corporation then named TelePlus, Inc. as a subsidiary. Subsequently the Company redomiciled in Nevada and changed its name to Continan Communications, Inc. and the subsidiary changed its name to "Vocalenvision, Inc." The original assumption of the officers, directors, and shareholders of the then TelePlus, Inc. was that becoming the wholly-owned operating subsidiary of a publicly-traded holding company would facilitate the raising of capital for TelePlus' working capital and expansion. In the event however, although the public company status has assisted in the raising of some capital, the capital raised has been inadequate to provide working capital to fund the business and its expansion and to defray the expenses of being a public company. Vocalenvision has had no material revenues, and the Company has had to support all of the operations of the subsidiary but, since the Company has no available cash or assets, that is no longer a viable operating plan, while rescission of the original 2006 acquisition is not possible at this late point in time. After much thought, and prior efforts at restructuring (see Form 8-K filed November 21, 2007) which were not successful (see Form 8-K filed January 25, 2008), the Board of Directors concluded that the best alternative for the maximum protection of the creditors and shareholders was generally to follow the outline of the rescinded restructuring agreement, but without reliance on outside participation, and to sell the business and assets of Vocalenvision to its original shareholders, to the extent that they have remained shareholders of this Company, in exchange for
(i) their shares of the Company, (ii) a percentage of all equity financings received by the Buyer, and (iii) a ten (10) year royalty of seven percent (7%). The two primary original shareholders of TelePlus/Vocalenvision, Claude Buchert and Helene Legendre, formed a Nevada corporation, Tourizoom, Inc., to purchase the business and assets.

ASSET PURCHASE AGREEMENT
On April 2, 2008 the Board of Directors approved the Asset Purchase Agreement and authorized and directed the closing of the proposed transaction. Under the Asset Purchase Agreement, Vocalenvision sold its business and assets to Tourizoom, Inc. The assets sold include inter alia furniture, equipment, software, servers, R&D, patents, trademarks, and the stock of the French subsidiary of Vocalenvision. As consideration for the business and assets, Tourizoom will pay (i) $200,000 from a proposed Rule 504 offering and twenty (20%) of all other future equity financings received by Tourizoom during the next ten (10) years (until the ceiling is met in terms of the payments made which is not calculable at this time), and (ii) a ten (10) year royalty of seven percent (7%) calculated as 7% of Tourizoom's consolidated gross revenues including the gross revenues of the French subsidiary and all future subsidiaries, joint ventures, licensing agreements, and other indirect revenue sources. The Company also quitclaimed all of its right, title and interest in and to those assets in exchange for delivery to it of the shares of the Company's Common Stock owned by the original shareholders of Vocalenvision (then named TelePlus), to the extent that they still own such shares and to the extent that they contribute such shares to Tourizoom in exchange for shares of Tourizoom.

In order to provide that the purchase price, as received from time to time, will be applied, first, to the creditors of Vocalenvision and the Company, and secondarily, to the minority shareholders of this Company, the Board of Directors approved the establishment of a Partial Liquidating Trust. The beneficiaries of the Partial Liquidating Trust will be, in the order in which distributions will be made, the creditors of Vocalenvision and Continan, and then the minority shareholders of the Company. The term "minority shareholders" is intended to exclude certain shareholders who have loaned funds to the Company and who will likely have a continuing interest in this Company. The term is intended to include all shareholders who purchased shares of the Company following the acquisition of TelePlus and who therefore presumably have a continuing interest in the technology. The trustee of the Partial Liquidating Trust is MBDL LLC, a Florida limited liability company with principal offices located at 20869 Pinar Trail, Boca Raton, FL 33433.

BUSINESS OF THE COMPANY.

NOTE: THE DESCRIPTION OF THE COMPANY'S BUSINESS SET FORTH IMMEDIATELY BELOW WILL BE EFFECTIVE APRIL 2, 2008, WHEN THE COMPANY COMPLETES THE SALE OF ITS WHOLLY-OWNED SUBSIDIARY, VOCALENVISION. A DESCRIPTION OF THE COMPANY' BUSINESS THROUGH THE DATE OF SALE IS PROVIDED BELOW UNDER THE HEADING "OVERVIEW" FOR HISTORICAL PURPOSES ONLY. THE DESCRIPTION WILL NO LONGER APPLY AFTER APRIL 2, 2008 WHEN THE SALE OF ASSETS TRANSACTION IS CLOSED.

COMPANY BUSINESS AFTER THE CLOSING. After the Closing, the Company will have no full-time employees and will own no real estate and virtually no personal property. The Company will pursue a business combination, but has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company will be to seek the acquisition of or merger with an existing company.

POTENTIAL TARGET COMPANIES. A business entity, if any, which may be interested in a business combination with the Company may include the following:

    o a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

     o a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; or a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

    o a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

    o a foreign company which may wish an initial entry into the United States securities market;

    o a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and

    o a company seeking one or more of the other perceived benefits of becoming a public company.

         The analysis of new business opportunities will be undertaken by or under the supervision of the Company's officers and directors. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

    o Potential for growth, indicated by new technology, anticipated market expansion or new products;

    o Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

    o Strength and diversity of management, either in place or scheduled for recruitment;

    o Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

    o The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

    o    The extent to which the business opportunity can be advanced;

    o The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

    o    Other relevant factors.

         In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

         No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

FORM OF ACQUISITION. The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

         It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

         The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and new directors may be appointed without any vote by stockholders.

         In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

         It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

         We presently have no employees apart from our management. Our sole officer and our sole director are each engaged in outside business activities and anticipate they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

As a result of the sale of assets transaction described above in Item 1 "Note Concerning Recent Developments", the Company will not be currently engaged in any business activities that provide cash flow. The Company has resumed its status as a "shell" corporation, and will attempt to investigate acquiring a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

         The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by one or more of our stockholders, or another source.

         During the next 12 months we anticipate incurring costs related to:

         (i) filing of Exchange Act reports, and

         (ii) costs relating to consummating an acquisition.

         We believe we will be able to meet these costs through use of funds to be loaned to or invested in us by our stockholders, management or other investors.

         The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

         Our sole officer and our sole director have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

         Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

         The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we may have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

NOTE: THE DESCRIPTION OF THE COMPANY'S BUSINESS SET FORTH BELOW UNDER THE HEADING "OVERVIEW" IS FOR HISTORICAL PURPOSES ONLY. EFFECTIVE APRIL 2, 2008 THE COMPANY WILL NO LONGER BE ENGAGED IN ANY ACTIVE BUSINESS, EITHER DIRECTLY, OR THROUGH ITS WHOLLY-OWNED SUBSIDIARY, VOCALENVISION, AS A RESULT OF THE SALE OF ASSETS TRANSACTION DESCRIBED ABOVE IN ITEM 1 UNDER "NOTE CONCERNING RECENT DEVELOPMENTS." THEREFORE, ALTHOUGH THERE ARE NUMEROUS REFERENCES TO THE COMPANY'S BUSINESS, THE DESCRIPTION BELOW OF THE PERSONAL MOBILE PHONE BUSINESS WILL NO LONGER APPLY TO THE COMPANY AFTER APRIL 2, 2008.

OVERVIEW.

         The Company, through its subsidiary Vocalenvision, is a provider of multiple assistance services to international travelers in the traveler language through their personal mobile phone and is located in Marina del Rey, California. The Company has built platform, server and call centers to provide a wide array of services to mobile phone users. The Company has strategic relationships with several service networks in the United States and Europe.

         Until April 2, 2008, the Company was the parent company of Vocalenvision, a pioneer in the field of wireless communications. The Company's main role is that of a research and development incubator that endeavors to create new opportunities for its subsidiary for the continually evolving convergence of international GSM wireless, that create the vehicles that consistently deliver its innovative "native-language" contents and services to the end-user customer.

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

         Although sales were anticipated to start in November 2007 in France, Italy, Spain and Great Britain through a major provider of wireless services that is making the Vocalenvision services available to all of its wireless users, those sales have not yet begun. It is anticipated that the services will provide income to the Company but not sufficient to cover all operational expenses during the following 12 months.

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

BUSINESS DEVELOPMENT HISTORY.

         Continan Communications, Inc. ("Company") was originally incorporated on October 6, 1998, under the laws of the State of Oklahoma as Texxon, Inc.("Texxon"). The Company was organized to obtain and exploit a license agreement covering a platinum extraction process invented by Russell Twiford. The process was one to extract platinum from mineralized water using a series of electro-chemical steps. The license was obtained from Mr. Twiford on February 22, 2001. Thereafter, however, the Company experienced difficulty attracting the capital necessary to exploit the license. While retaining the license, on October 16, 2003 the Company sold the majority of its manufacturing equipment to a company owned by Mr. Twiford. The Company ceased all process enhancements and focused its efforts on raising capital. The Company's business plan at that point was to obtain the necessary funding to outsource the process enhancement to an independent laboratory that would finalize the process.

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

RISKS RELATED TO THE COMPANY.


OUR HISTORY OF LOSSES WILL CONTINUE, REQUIRING ADDITIONAL SOURCES OF CAPITAL, WHICH MAY RESULT IN CESSATION OF OPERATIONS AND DILUTION TO EXISTING STOCKHOLDERS.

         The Company incurred net losses of $1,396,665 for the year ended December 31, 2007, $4,336,029 for the year ended December 31, 2006, and $8,050,147 for the period of inception (September 16, 2002) to December 31, 2007. Furthermore, in April 2008 the Company sold its operating subsidiary so that there is no longer any current source of potential revenues from operations as the Company does not have any operating business. In addition, the Company will continue to incur operating expenses for SEC reporting, auditing and similar functions, as well as normal operating expenses associated with any ongoing business, such as rent, annual taxes, filing fees, and the like. Accordingly, in the absence of revenues, the Company will continue to incur losses. The Company will require additional funds to engage in the activity of investigating the possibility of a merger or similar transaction with an operating business. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders.

         THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER THE ABILITY TO OBTAIN FUTURE FINANCING.

         In its report dated April 14, 2008, the Company's independent registered public accounting firm stated that the financial statements for the years ended December 31, 2007 and 2006, and for the period of inception (September 16, 2002) to December 31, 2007, were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit of $7,593,572 at December 31, 2007 and recurring losses from operations. The Company continues to experience net losses. The Company's ability to continue as a going concern is subject to the ability to generate a profit from new activities and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities or obtaining loans from various financial institutions/individuals where possible. The continued operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE HAVE LIMITED RESOURCES, AND WE WILL NEED ADDITIONAL CAPITAL IN ORDER TO IMPLEMENT OUR BUSINESS PLAN. THERE CAN BE NO ASSURANCE THAT WE WILL SUCCEED IN RAISING THE FUNDS WE NEED.

         We have no source of current revenues and only minimal assets. There is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had only minimal revenues and earnings from operations since inception, and those operations have been discontinued as a result of the sale of assets transaction. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of another business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.


RISKS RELATED TO THE BUSINESS

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

         We are a development stage company and, with the exception of certain payments we may receive over time under the sale of assets transaction, we may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THERE IS COMPETITION FOR PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY OUR MANAGEMENT.

         The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF OUR MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

         The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

THE COMPANY HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

         We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

THE COMPANY HAS CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

         The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be made by our management, which may, in certain circumstances under state law, act without the consent, vote or approval of our stockholders.

OUR MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

         While seeking a business combination, management anticipates devoting only modest amounts of time per week to the Company's affairs in total. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

         Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

         If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS.

         Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares of preferred stock without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the present holders of our common stock might be materially and adversely affected.

OUR CERTIFICATE OF INCORPORATION AUTHORIZES THE ISSUANCE OF PREFERRED STOCK.

         Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

RISKS RELATING TO THE COMMON STOCK.

THE COMPANY'S COMMON STOCK PRICE MAY BE VOLATILE.

         The trading price of the Company's common stock may fluctuate substantially depending on many factors, some of which are beyond the Company's control and may not be directly related to its operating performance. These factors include the following:

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

ABSENCE OF CASH DIVIDENDS MAY AFFECT INVESTMENT VALUE OF THE COMPANY'S STOCK.

         The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Furthermore, the Company does not have any revenue source from which such dividends could be paid. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company, as well as legal limitations on the payment of dividends out of paid-in capital.

NO ASSURANCE OF PUBLIC TRADING MARKET AND RISK OF LOW PRICED SECURITIES MAY AFFECT MARKET VALUE OF THE COMPANY'S STOCK.

         The SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Because the securities of the Company currently constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

         The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received,prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

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

         THE COMPANY HAS CITED FOR BEING LATE IN FILING ITS PERIODIC REPORTS TWICE WITHIN THE PAST 12 MONTHS. Therefore, it the Company is cited one more time within the next 12 months, its common stock would be delisted from the Bulletin Board. As a result of these rules, the market liquidity of the Company's common stock could be severely adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

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

SHARES ELIGIBLE FOR FUTURE SALE MAY AFFECT MARKET PRICE.

         Substantially all the shares currently held by major stockholders (approximately 16,000,000 out of approximately 43,120,000 shares) have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current public information is then available. If a substantial number of the shares owned by these stockholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The principal executive offices for the Company currently consist of approximately 1,048 square feet of office space, which are located at 4640 Admiralty Way-Suite 500, Marina del Rey, California 90292. The Company leases this property on a month-to-month basis at the monthly rent of $3,245 as of December 31, 2007. The total rent payments for this property during 2007 was approximately $38,940.


Furniture and equipment consisted of the following as of December 31, 2007:

                                                                         2007
                                                                       --------
Furniture and fixtures                                                 $ 12,272
Computers and equipment                                                  66.612
                                                                       --------
Total                                                                    78,484

Less: accumulated depreciation                                          (56,562)
                                                                       --------
Machinery and equipment, net                                           $ 21,922
                                                                       ========

Depreciation expense amounted to $15,965 for the year ended December 31, 2007 and $14,906 for the year ended December 31, 2006.

Intangible assets consisted of the following at December 31, 2007:

                                                                         2007
                                                                      ---------
Patent application costs                                              $  60,982
Website development costs                                                40,908
Network interconnection                                                   5,300
                                                                      ---------
Total                                                                   107,190

Less: accumulated amortization                                          (51,656)
                                                                      ---------
Intangible assets, net                                                $  55,534
                                                                      =========

Amortization expense amounted to $8,640 for the year ended December 31, 2007 and $12,213 for the year ended December 31, 2006.

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


Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2006


                                                         HIGH          LOW

Quarter Ended December 31, 2006                        $   1.14    $   0.30
Quarter Ended September 30, 2006                       $   3.90    $   1.00
Quarter Ended June 30, 2006                            $   6.60    $   3.10
Quarter Ended March 31, 2006                           $   5.60    $   1.00

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2007

                                                        HIGH          LOW

Quarter Ended December 31, 2007                        $ 0.037      $ 0.005
Quarter Ended September 30, 2007                       $ 0.141      $ 0.026
Quarter Ended June 30, 2007                            $ 0.75       $ 0.135
Quarter Ended March 31, 2007                           $ 2.29       $ 0.75

HOLDERS OF COMMON EQUITY.

         As of April 1, 2008, the Company had approximately 49 record holders of its common stock. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

EQUITY SECURITIES SOLD WITHOUT REGISTRATION.

         Sales of unregistered (restricted) securities during the fiscal year ended December 31, 2007 that have not been previously reported either in a Form 10-QSB or in a Form 8-K:

None.

COMPANY PURCHASES OF EQUITY SECURITIES.

         There were no purchases of the Company's common stock by the Company or its affiliates during the year ended December 31, 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its audited consolidated financial statements and related notes included elsewhere in this Form 10-KSB.

OVERVIEW.

         Until April 2, 2008 the Company was a telephony services company located in Marina del Rey, California. As one of the first emerging truly international MVNO's (mobile virtual network operators), the Company, through its wholly-owned subsidiary, Vocalenvision, built a platform that can be used to provide a wide array of services to mobile/WiFi phone and VOIP users worldwide. Vocalenvision is a pioneer in the field of wireless communications. The Company's main role was that of a research and development incubator that endeavors to create new opportunities for its subsidiaries for the continually evolving convergence of international GSM wireless, WiFi and VoIP networks that create the vehicles that consistently deliver its innovative "native-language" contents and services to the end-user customer.

         EFFECTIVE APRIL 2, 2008 THE COMPANY SOLD SUBSTANTIALLY ALL OF THE ASSETS OF VOCALENVISION TO TOURIZOOM, INC. THE TERMS AND CONDITIONS OF THE SALE ARE DESCRIBED ABOVE IN ITEM 1 "NOTE CONCERNING RECENT DEVELOPMENTS." UPON THE CLOSING OF THE ASSET SALE, THE COMPANY WILL NO LONGER BE ENGAGED IN ANY ACTIVE BUSINESS INCLUDING THE BUSINESS CONDUCTED THROUGH ITS FORMER SUBSIDIARY VOCALENVISION. INSTEAD, THE COMPANY WILL PURSUE OTHER BUSINESS ACTIVITIES WITH A COMPANY NOT YET SELECTED IN AN INDUSTRY OR BUSINESS AREA NOT YET IDENTIFIED BY THE COMPANY. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE SUCCESSFUL IN THIS EFFORT.

         ACCORDINGLY, THE DISCUSSION BELOW IS DIVIDED INTO TWO PARTS: THE FIRST PRESENTS A PLAN OF OPERATION FOR THE COMPANY IN LIGHT OF ITS STATUS AFTER THE CLOSING OF THE SALE OF ASSETS TRANSACTION. THE SECOND IS A HISTORICAL COMPARISON OF THE OPERATIONS OF THE COMPANY IN 2007 AS COMPARED WITH 2006. WITH REGARD TO THE LATTER, IT MUST BE UNDERSTOOD THAT THE COMPANY WILL NO LONGER BE ENGAGED IN THIS BUSINESS, AND THAT THE INFORMATION IS PRESENTED FOR DISCLOSURE COMPLIANCE PURPOSES ONLY.

FUTURE PLAN OF OPERATION

         As a result of the sale of assets transaction, pursuant to which the Company sold all the assets of its operating subsidiary, the Company has become a reporting shell corporation within the meaning of Rule 12b-2 under the Securities Act. The Company will investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

         The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed or loaned to the Company by our stockholders, or another source.

         During the next 12 months we anticipate incurring costs related to:

         (i) filing of Exchange Act reports,

         (ii) costs relating to consummating an acquisition;

         (iii) costs relating to normal business office operations, such as rent, regulatory and filing fees, utilities and the like.

         We believe we will be able to meet these costs through use of funds we may ultimately receive from the license arrangements with Tourizoom under the sale of assets transaction, and additional amounts, as necessary, to be loaned to or invested in us by our stockholders or other investors; however there can be no assurance that these funds will be forthcoming at the times or in the amounts required. Furthermore, during the relevant investigatory period, we will incur expenses without offsetting revenue sources.

         The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

         Our sole officer and our sole director have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

         Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk, because it will not permit us to offset potential losses from one venture against gains from another.

         The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.


PAST PLAN OF OPERATION

         EFFECTIVE APRIL 2, 2008 THE COMPANY SOLD SUBSTANTIALLY ALL OF THE ASSETS OF VOCALENVISION TO TOURIZOOM, INC. THE TERMS AND CONDITIONS OF THE SALE ARE DESCRIBED ABOVE IN ITEM 1 "NOTE CONCERNING RECENT DEVELOPMENTS." AS A RESULT, THE COMPANY IS NO LONGER ENGAGED IN ANY ACTIVE BUSINESS INCLUDING THE BUSINESS CONDUCTED THROUGH ITS FORMER SUBSIDIARY VOCALENVISION.

         ACCORDINGLY, THE DISCUSSION BELOW DESCRIBES THE COMPANY'S BUSINESS AS IN EFFECT UNTIL APRIL 2, 2008. AS THE COMPANY IS NO LONGER ENGAGED IN THIS BUSINESS, THE INFORMATION PRESENTED, INCLUDING THE COMPARISON BETWEEN 2007 AND 2006 IS FOR DISCLOSURE COMPLIANCE PURPOSES ONLY, AND DOES NOT REPRESENT ANY FUTURE BUSINESS OPERATION OF THE COMPANY.

         The Company, through its subsidiary Vocalenvision, is a provider of multiple assistance services to international travelers in the traveler language through their personal mobile phone and is located in Marina del Rey, California. The Company has built platform, server and call centers to provide a wide array of services to mobile phone users. The Company has strategic relationships with several service networks in the United States and Europe.

         Until April 2, 2008, the Company was the parent company of Vocalenvision, a pioneer in the field of wireless communications. The Company's main role is that of a research and development incubator that endeavors to create new opportunities for its subsidiary for the continually evolving convergence of international GSM wireless, that create the vehicles that consistently deliver its innovative "native-language" contents and services to the end-user customer.

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

         Although sales were anticipated to start in November 2007 in France, Italy, Spain and Great Britain through a major provider of wireless services that is making the Vocalenvision services available to all of its wireless users, those sales have not yet begun. It is anticipated that the services will provide income to the Company but not sufficient to cover all operational expenses during the following 12 months.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006.

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

(a) REVENUES.

         Revenues were $24,369 for the ended December 31, 2007 compared to $54,960 for the period ended December 31, 2006, a decrease of $30,951 or approximately 56%. The revenue decrease in 2007 was caused by the Company's termination of the beta testing program it was administering in Japan throughout all 2006.

(b) GENERAL AND ADMINISTRATIVE EXPENSES.

         General and administrative expenses were $997,912 for the year ended December 31, 2007 compared to $2,042,010 for the year ended December 31, 2006, a decrease of $1,055,188 or approximately 48%. The decrease in expenses was primarily due to the elimination of payroll expenses, the termination of several employees, a significant decrease in the Company's associated public relations and similar activities, and the decision to defer expansion of the distribution network in favor of capital raising activities.

(c) OTHER INCOME (EXPENSE).

         The Company realized total other expense of $127,000 for the year ended December 31, 2007 compared to total other expense of $910,040 for the year ended December 31, 2006, a decrease of $783,040 or approximately 85%. The primary components of other expense for the year ended December 31, 2006 were a loss on derivative instruments of $121,000, due to the change in the fair value of derivative liabilities.

(d) NET OPERATING LOSS CARRY FORWARD.

         The Company has federal and state tax net operating loss carry forwards available for future periods of approximately $4,873,879 and $3,573,839, respectively, of which $3,647,999 was incurred by the Company prior to the merger. The realization of deferred tax assets is dependent upon future earnings, if any, the timing and the amount of which are uncertain. Accordingly, the net deferred tax asset has been fully offset, due to the uncertainty of the realization, by a valuation allowance.

(e) NET LOSS.

         The net loss was $1,396,665 for the year ended December 31, 2007 compared to $4,336,029 for the year ended December 31, 2006, a decrease of $2,939,364 or approximately 68%. This decrease in net loss was the result of management's attempt to control expenses, eliminate employment and related management expenses, reduce considerably marketing and public relations functions, and to focus on capital raising activities.

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

OPERATING ACTIVITIES.

         Net cash used in operating activities was $416,036 and $886,962 for the years ended December 31, 2007 and 2006, respectively, a decrease of $470,926 or approximately 55%. The principal components of the net cash used in operations was a net loss of $4,336,029, offset by the stock compensation for consulting services and options granted to management and employees in the amount of $2,326,898, an increase in accounts payable of $353,013, an increase in management fees payable and accrued liabilities of $168,982.

INVESTING ACTIVITIES.

         Net cash used in investing activities was $21,180 for the year ended December 31, 2007 and $8,420 for the year ended December 31, 2006 that was composed of payment for fixed and intangible assets respectively, of $17,420 and $3,057, and $2760 and $5,363.

LIQUIDITY AND CAPITAL RESOURCES.

         As of December 31, 2007, the Company had total current assets of $0 and total current liabilities of $2,207,130, resulting in a working capital deficit of $2,207,130. At December 31, 2007, the Company's assets consisted primarily of intangible assets of $55,534 and developed software of $498,382. As a development stage company that began operations in 2002, the Company has incurred $7,593,572 in cumulative total losses from inception through December 31, 2007.

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

         The Company's current cash flow from operations will not be sufficient to maintain its capital requirements for the year. Therefore, the Company's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing of up to $2,000,000 during the year ending December 31, 2008.

         The Company has been successful in obtaining the required cash resources by issuing stock and notes payable, including related party notes payable, to service the Company's operations through 2007. Net cash provided by financing activities was $890,957 for the year ended December 31, 2007, from the following: sale of promissory notes in the amount of $890,957.

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

CONTRACTUAL OBLIGATIONS.

(a) CAPITAL LEASE.

         The Company was obligated under a capital lease for computer equipment. For financial reporting purposes, the present value of the future minimum lease payments was capitalized and the principal portion of the lease obligation was included as a liability in the consolidated financial statements. Equipment under this capital lease totalled $20,333, net of accumulated depreciation of $15,613. The total minimum lease payments are $11,322 up to the end of the leases in 2009.


(b) OPERATING LEASES.

         The principal executive offices for the Company currently consist of approximately 1,000 square feet of office space, which are located at 4640 Admiralty Way-Suite 500, Marina del Rey, California 90292. The Company leases this property on a month-to-month basis at the current monthly rent of $3,245 as of December 31, 2007. The total rent payments for this property and a prior property rented by the Company in Los Angeles, California during 2007 was approximately $38,940.

(c) INDEMNITIES AND GUARANTEES.

         During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship and lease agreements. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite.

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

(c) DERIVATIVE LIABILITIES.

         During the year ended December 31, 2007, the Company did not issue warrants and options. During the period up until the recapitalization performed on December 1, 2006, the Company did not have sufficient authorized shares in order to issue these options should they be exercised. Because of the lack of authorized shares, the Company therefore needed to follow derivative accounting rules for its accounting of options and warrants.

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


ITEM 7. FINANCIAL STATEMENTS.

         The consolidated financial statements as of and for the year ended December 31, 2007, for the year ended December 31, 2006, and for the period from inception (September 16, 2002) are presented in a separate sections of this report following Item 14.

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

         In the Company's Form 10-QSB for the periods ended on September 30, 2007, the Company disclosed certain deficiencies that existed in the design or operation of the Company's internal control over financial reporting. However, the Company incorrectly disclosed that it has such controls. In reality, the Company does not currently have such controls. Under SEC Rules that affect the Company, the Company is required to provide management's report on internal control over financial reporting for its first fiscal year ending on or after December 15, 2007. The Company has prepared management's report as required and delivered a copy to its auditors. The Company is not required to file the auditor's attestation report on internal control over financial reporting until it files an annual report for its first fiscal year ending on or after December 15, 2008.

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

ITEM 8A(T). CONTROLS AND PROCEDURES.

         The management of Continan Communications, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

         All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

         Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         We identified the following material weakness in our internal control over financial reporting- we did not have adequately segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only a monitored as a weakness.

         Our independent registered public accounting firm, Sutton Robinson Freeman & Co., P.C., has reviewed our management's assessment of our internal controls over the financial reporting and will issue their report in 2008 per SEC rules for non-accelerated filers.

ITEM 8B. OTHER INFORMATION.

None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS.

         The names, ages and respective positions of the current director and executive officer of the Company are set forth below. The current CEO and CFO is serving in an interim capacity. On April 2, 2008, as a result of the Company's sale of substantially all of the assets of its subsidiary Vocalenvision to Tourizoom, Inc., Mr. Claude Buchert, the former Chairman of the Board of Directors and CEO of the Company, and Ms. Helene Legendre, the Company's former Executive Vice President, Secretary and a director, resigned their positions with the Company. Mr. Buchert and Ms. Legendre are the stockholders, directors and officers of Turizoom, the buyer of Vocalenvision. Prior to their resignation, they elected Mr. Geoffrey A. Fox as Chief Executive Officer and Chief Financial Officer of the Company. Mr. Fox will serve in these capacities at the will of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. Ms. Marcia Rosenbaum will remain as the sole director of the Company, and will serve until the next annual meeting of the Company's directors or until her successors are duly elected and have qualified. Directors are elected for a term ending upon the date of the next annual stockholders' meeting. Officers will hold their positions

         There are no family relationships between any two or more of the Company's directors or executive officers. There are no arrangements or understandings between any two or more of the Company's directors or executive officers. There is no arrangement or understanding between any of the Company's directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company's affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officer or director of the Company.

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

         GEOFFREY A. FOX, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

         Geoffrey A. Fox, became Chief Executive Officer and Chief Financial Officer on April 2, 2008 in connection with the Company's sale of substantially all of the assets of its operating subsidiary, Vocalenvision, to Tourizoom, Inc., as described in Item 1 above. Mr. Fox, who has had no prior relationships with the Company, is serving as an interim officer until such time as the Board of Directors, now consisting only of Marcia Rosenbaum, is reorganized, and permanent officers can be appointed. Mr. Fox, age 66, has been a licensed life insurance agent in the State of Washington for approximately 30 years and for approximately the past 6 years has been a principal of J & J Insurance Agency LLC.

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

(b) AUDIT COMMITTEE.

         The Company does not presently have an Audit Committee or any other committee.

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal 2007, the Company is aware that the following required reports were not timely filed: (a)(1) The Company's CEO and Chairman failed to file at least two reports covering at least two transactions; (2) the Company's Executive Vice President and a director failed to file at least two reports covering at least two transactions; (3) the Company's former chief financial officer failed to file at least one report covering at least one transaction, and (4) the Company's Vice President Development failed to file at least one report covering at least one transaction.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

         For the fiscal year ended December 31, 2007, none of the current directors were compensated for their services as directors. Likewise, for their services for the fiscal year ended December 31, 2006, neither the former directors (except as discussed below) nor the current directors were compensated for their services as directors.

COMPENSATION OF MANAGEMENT

         The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company during the fiscal years ended December 31, 2007 and 2006, to the Company's principal executive officer, the principal financial officer and each of the two other most highly compensated executive officers whose annual compensation exceeded $100,000 in fiscal 2007 and 2006.

                                          SUMMARY COMPENSATION TABLE

                                                    Stock     Option         Non-Equity
Name & Principal                                    Awards    Awards         Incentive     All Other(9)
Position                        Year     Salary      (7)       Plan       Compensation(8)  Compensation     Total
-------------------------------------------------------------------------------------------------------------------
Claude C.Buchert(1)             2007  -0-         $62,295(2)   -0-          $120,000(2)        -0-         $182,695
President, Chief Executive      2006  -0-          -0-          -0-         $120,000           -0-         $120,000
Officer, and Chairman of the
Board of Directors

Helene Legendre(3)              2007  $19,000     $54,350(3)   -0-          $96,000(3)         -0-         $169,350
Executive Vice President,       2006  $30,800     -0-          -0-          -0-                -0-         $30,800
Secretary, Director

Ross Nordin,(4)Chief Financial  2007  $26,400     $8,452(4)    -0-          -0-                            $34,852
Officer                         2006  $57,600(4)               $113,367(4)  -0-                            $181,817

James W. Gibson(5)              2007
Vice President Development      2006              $41,000      $113,367(5)  -0-                -0-         $186,497

Benjamin Hansel, CEO(6)         2006  -0-         -0-          $55,200      -0-                -0-         $55,200
                                2005  -0-         -0-          -0-          -0-                -0-         -0-

Gifford Mabie,CEO(7)            2005  $30,000     $25,589      -0-          -0-                -0-         $50,589

(1) Mr. Buchert was appointed Chief Executive Officer and a director of the Company on May 31, 2006 and held that positions until his resignation on April 2, 2008. In 2007 the Company issued 700,000 shares of its common stock to Mr. Buchert pursuant to the terms and conditions of the Company's 2007 Stock and Option Plan (the "2007 Plan") having an aggregate value of $54,350 calculated using the closing price of the common stock on the date of issuance which was used to pay a portion of the management incentive fee due Mr. Buchert under his employment agreement with the Company. The other compensation Mr. Buchert received represents a management incentive fee under the terms of his employment agreement with the Company. See "Employment Arrangements."

(3) Ms. Legendre was appointed Executive Vice President, Secretary and a director of the Company on October 15, 2007 and held those positions until her resignation on April 2, 2008. In 2007 the Company issued 779,000 shares of its common stock to Ms. Legendre pursuant to the terms and conditions of the Company's 2007 Plan having an aggregate value of $62,295 calculated using the closing price of the stock on the date of issuance which was used to pay a portion of the management incentive fee due Ms. Legendre under her employment agreement with the Company. The other compensation Ms. Legendre received represents a management incentive fee under the terms of her employment agreement with the Company. See "Employment Arrangements."

(4) Mr. Nordin was appointed Chief Financial Officer of the Company on May 15, 2006 and held that position until his resignation on June 15, 2007. On May 15, 2006, the Company granted an option to purchase 26,488 (529,750 pre reverse split) restricted shares of common stock, exercisable at exercisable at $0.02 ($0.001 pre reverse split) per share from date of grant for a period of five years, to Mr. Nordin for services to the Company. The option was valued at $58,273 ($0.11 per share) as of September 30, 2006. For financial purposes only, the Company recorded the payroll expense and additional paid in capital in the amount of $58,273 to reflect the value of this option. On December 15, 2006, the Company granted an option to purchase 105,950 restricted shares of common stock, exercisable at $0.01 per share, Mr. Nordin for services to the Company. The option was valued at $55,094 ($0.52 per share). This option expires on December 31, 2011. For financial purposes only, the Company recorded the payroll expense and additional paid in capital in the amount of $55,094 to reflect the value of this option. In 2007 the Company issued 55,000 shares of its common stock to Mr. Nordin pursuant to the terms and conditions of the Company's 2007 Plan having an aggregate value of $8,453 calculated using the closing stock price on the date of issuance.

(5) Mr. Gibson was appointed Vice President Development on May 31, 2006 and held that position until his resignation on August 27, 2007. On May 15, 2006, the Company granted an option to purchase 26,488 (529,750 pre reverse split) restricted shares of common stock, exercisable at exercisable at $0.02 ($0.001 pre reverse split) per share from date of grant for a period of five years, to Mr. Gibson for services to the Company. The option was valued at $58,273 ($0.11 per share) as of September 30, 2006. For financial purposes only, the Company recorded the payroll expense and additional paid in capital in the amount of $58,273 to reflect the value of this option. On December 15, 2006, the Company granted an option to purchase 105,950 restricted shares of common stock, exercisable at $0.01 per share, to Mr. Gibson for services to the Company. The option was valued at $55,094 ($0.52 per share). This option expires on December 31, 2011. For financial purposes only, the Company recorded the payroll expense and additional paid in capital in the amount of $55,094 to reflect the value of this option. In 2007 the Company issued 480,000 shares of its common stock to Mr. Gibson pursuant to the terms and conditions of the Company's 2007 Plan having an aggregate value of $41,713 calculated using the closing stock price on the date of issuance.

(6) Mr. Hansel was appointed Chief Executive Officer on December 31, 2005 and held that position until his resignation from that position and as a director on May 31, 2006. On February 1, 2006, pre-merger Texxon issued Mr. Hansel a warrant for the purchase of 25,000 shares of common stock (500,000 shares pre reverse split), exercisable for a term of five years at the price of $2.20 ($0.11 pre reverse split) per share, to cover his services to the Company for the period of May, 2005 to the closing of the Share Exchange Agreement with TelePlus, Inc. on May 31, 2006. The value of this warrant has been calculated to be $55,200 ($0.1104 per share). The value of the warrant on February 1, 2006 was calculated using the Black-Scholes pricing model with the following assumptions: exercise price of $0.11; share price of $0.12; risk free interest rate of 4.4%; expected life of 5 years; and estimated volatility of 150%.

(7) Mr. Mabie was a director and Chief Executive Officer of the Company until his resignation on December 31, 2005.

(8) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted in 2007 and prior fiscal years to each of the named executive officers, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. There were no option grants in 2007. For information on the valuation assumptions with respect to grants made prior to 2007, refer to Note 13 of the Company's financial statements in the Form
10-KSB for the year ended December 31, 2006 and refer to Note 8 in the Company's financial statements in the Form 10-KSB for the year ended December 31, 2005. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(9) This column reports the total amount of other compensation provided, no item of which individually exceeded the greater of $25,000 or 10% of the total amount of such other compensation for the Company's executive officers.

                         OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2007

                                                  NUMBER OF          NUMBER OF
                                                  SECURITIES        SECURITIES
                                                  UNDERLYING        UNDERLYING
                                                 UNEXERCISED        UNEXERCISED         OPTIONS         OPTION
                                                 OPTIONS (#)          OPTIONS          EXERCISE       EXPIRATION
         NAME AND PRINCIPAL POSITION             EXERCISABLE     (#)UNEXERCISABLE      PRICE ($)         DATE
----------------------------------------------------------------------------------------------------------------
Claude C. Buchert, CEO                                   -0-               -0-              -0-             -0-

Helene Legerande, Exec. V.P.                             -0-               -0-              -0-             -0-

Ross Nordin, CFO                                      26,488               -0-             0.02       5/15/2011
                                                     105,950               -0-             0.01      12/31/2011
James W. Gibson                                       26,488               -0-             0.02       5/15/2011
                                                     105,950               -0-             0.01      12/31/2011
                                                 -----------     ----------------      ---------      ----------
                                                     264,876

COMPENSATION ARRANGEMENTS.

         From January 1, 2007 through and including March 31, 2008 there were employments arrangements covering Mr. Buchert and Ms. Legendre, and an employment arrangement for Mr. Nordin through and including June 15, 2007. All three arrangements have ended, in the case of Mr. Buchert and Ms. Legendre through expiration of their respective terms, and in the case of Mr. Nordin, as a result of his resignation on June 15, 2007.

         CLAUDE C. BUCHERT.

         On January 1, 2004, TelePlus, Inc. entered into an employment agreement with Mr. Buchert for his services as chief executive officer for the supervision of all aspects of the management and operation of the business. Under this agreement, Mr. Buchert was to be paid an annual salary of $120,000, payable in arrears in equal semi-monthly payments (less applicable withholding taxes and customary deductions) during the term hereof or at such other regular periods as the employer may designate. The base compensation is to be reviewed annually by the employer and may be increased, but not decreased,from time to time in the sole discretion of employer. Such increases, if any, may be in the form of additional Base Compensation or as a bonus. In addition to the base compensation, Mr. Buchert is entitled to receive a discretionary annual bonus in an amount to be determined solely by the board of directors, or appropriate committee of the Board, and based upon the growth and performance of the business. Mr. Buchert is to receive certain additional benefits under the agreement, such as vacation and health insurance.

         This Agreement terminated automatically upon the earliest of (i)the end of the initial term (ending on March 31, 2008), unless renewed in accordance with the terms hereof, (ii) the death of employee, (iii) the inability of employee to perform all of his duties hereunder by reason of illness, physical, mental or emotional disability or other incapacity, which inability shall continue for more than three successive months or five months in the aggregate during any period of 12 consecutive months; (iv) conviction of a crime involving a felony, fraud, embezzlement or the like; or (v) habitual insobriety or habitual use of a controlled substance; or misappropriation of the employer's funds.

         On February 1, 2004, this agreement was amended to provide Mr. Buchert has the option to receive consultant/management fees in lieu of base compensation. In this event, the Company is not to be held responsible for any applicable withholding taxes and customary deductions. On this basis, Mr. Buchert is paid management fees in the capacity as a consultant to the Company at the rate of $7,000 per month.

         HELENE LEGENDRE.

         On January 1, 2004, TelePlus, Inc. entered into an employment agreement with Ms. Legendre for her services as executive vice president. Under this agreement, Ms. Legendre was to be paid an annual salary of $90,000, payable in arrears in equal semi-monthly payments (less applicable withholding taxes and customary deductions) during the term hereof or at such other regular periods as the employer may designate. The base compensation is to be reviewed annually by the employer and may be increased, but not decreased,from time to time in the sole discretion of employer. Such increases, if any, may be in the form of additional base compensation or as a bonus. In addition to the base compensation, Ms. Legendre was entitled to receive a discretionary annual bonus in an amount to be determined solely by the board of directors, or appropriate committee of the Board, and based upon the growth and performance of the business. Ms. Legendre is to receive certain additional benefits under the agreement, such as vacation and health insurance.

         This Agreement terminated automatically upon the earliest of (i) the end of the initial term (ending on March 31, 2008), unless renewed in accordance with the terms hereof, (ii) the death of employee, (iii) the inability of employee to perform all of her duties hereunder by reason of illness, physical, mental or emotional disability or other incapacity, which inability shall continue for more than three successive months or five months in the aggregate during any period of 12 consecutive months; (iv) conviction of a crime involving a felony, fraud, embezzlement or the like; or (v) habitual insobriety or habitual use of a controlled substance; or misappropriation of the employer's funds.

         ROSS A. NORDIN

         On April 18, 2006, TelePlus entered into a letter of engagement with Mr. Nordin. Under this engagement, he was employed as Chief Financial Officer at the base salary of $4,800 per month for a minimum average of three days per week. Under the arrangement, Mr. Nordin was reimbursed for mileage incurred from traveling from the Company offices to various business places that you may be requested to visit at the rate of $0.38 per mile. The employment was considered to be "at will", and ended on June 15, 2007 when Mr. Nordin resigned from the Company.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP.

The following table sets forth information regarding the beneficial ownership of the Company's common stock as of April 1, 2008 (43,213,539 shares issued and outstanding) by: (i) all stockholders known to the Company to be owners of more than 5% of the outstanding common stock of the Company; and (ii) all officers and directors of the Company (including departed directors and officers where indicated), individually and as a group:

Name and Address                       Number of Shares of         Percentage(3)
of Beneficial Owner                    Common Stock(1)(2)

Humax West, Inc.                       8,662,913                     20.04%
7301 Vista Del Mar
Playa del Rey, California 90292

Telenova Ltd.                          7,337,932                     16.98%
Suite 5, Watergarden,
Waterport, Gibraltar

Helene Legendre                        2,373,166 (4)                 5.49%
4640 Admiralty Way
Suite 500
Marina del Rey, California 90292

Claude C. Buchert                      126,076(5)                    0.0029%
4640 Admiralty Way
Suite 500
Marina del Rey, California 90292

Ross Nordin                            5,000(6)                      0.00001
4640 Admiralty Way
Suite 500
Marina del Rey, California 90292

James W. Gibson                        -0-(7)                        -0-
4640 Admiralty Way
Suite 500
Marina del Rey, California 90292

Marcia Rosenbaum                       25,000 (8)                    0.10%
4640 Admiralty Way
Suite 500
Marina del Rey, California 90292

All Directors and
Executive Officers as a                2,524,242                     5.84%
Group (3 persons)

(1) Reflects the 1 for 20 reverse split of the Company's common stock that was effective on December 1, 2006.

(2) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(3) Applicable percentage ownership of common stock is based on 43,213,539 shares issued and outstanding as of April 1, 2008. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the Instructions to Item 403 of Regulation S-B, and the information is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

(4) Ms. Legendre resigned as a director, Executive Vice President and Secretary of the Company on April 2, 2008.

(5) Mr. Buchert resigned as Chairman of the Board of Directors, Chief Executive Office rand President of the Company effective April 2, 2008.

(6) This amount includes the following:

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

         (c) Mr. Nordin resigned as Chief Financial Officer of the Company on June 15, 2007.

(7) This amount includes the following:

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

         (c) Mr. Gibson resigned as Vice President Development of the Company on August 27, 2007.

(8) This amount consists of a warrant issued to purchase 25,000 restricted shares of common stock (500,000 pre reverse split) as compensation for services to the Company under a 2005 compensation agreement. This warrant, issued in February 2006, is currently exercisable for a term of five years at the price of $2.20 ($0.11 pre reverse split) per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

         In 2007 the Company filed a Registration Statement on Form S-8 to register a total of 16,700,000 shares of its common stock for issuance under and pursuant to its 2007 Amended and Restated Stock and Option Plan (the "2007 Plan"). Under the 2007 Plan all of the shares available for issuance under the Plan were issued to directors, officers, and consultants for the Company. As of December 31, 2007, there are no securities authorized for issuance by the Company under any compensation plans previously approved by the Company's stockholders or not approved by the Company's stockholders.

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

         (c) The Company had employment agreements with two members of management (Mr. Buchert and Ms. Legendre) that expired on March 31, 2008 (see
Item 10 for a further discussion of these agreements). As of December 31, 2007 and December 31, 2006, the Company had $280,910 and $202,481, respectively, payable to management in arrears under these agreements. Expenses related to these agreements are recorded in general and administrative expense and amounted to $126,727 and $120,000 for the years ended December 31, 2007 and December 31, 2006, respectively.

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

         (e) On April 18, 2006, TelePlus entered into a letter of engagement with Mr. Nordin. Under this engagement, he was employed as chief financial officer at the base salary of $4,800 per month for a minimum average of three days per week until he resigned his position on June 15, 2007. Under the arrangement, Mr. Nordin was reimbursed for mileage incurred from traveling from the Company offices to various business places that he was requested to visit at the rate of $0.38 per mile. The employment is considered to be "at will."

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

        (i) In 2007 the Company issued shares of its common stock to each of the directors and officers named below under and pursuant to a Registration Statement on Form S-8 filed for the 2007 Plan:

Name and Position                      Number of Shares          Dollar Amount

Claude Buchert, CEO and                700,000                   $54,530
Chairman

Helene Legendre, Executive             779,000                   $62,296
Vice President, Secretary
and director

Ross Nordin, Chief Financial           55,000                    $8,453
Officer

James W. Gibson, Vice President        480,000                   41,713
Development

         (j) On Jnauary 20, 2007 the Copany executed and delivered a $890,957 promissory note issued to First Bridge Capital Inc, with interest accruing at 10% per annum. There are no monthly payments and the principal along with the accrued interest is due on or before December 31, 2007 or the date the Company received proceeds from the public offering of its shares, whichever is earlier.


         (k) In April 2008, the Company entered into an agreement with Vocalenvision, Inc., its wholly-owned subsidiary, and Tourizoom, Inc., pursuant to which the Company sold substantially all of the assets of Vocalenvision to Tourizoom upon the consideration and for the other terms and conditions contained in the asset purchase agreement. See Item 1 above "Description of Business--Note Concerning Recent Developments" and the Company's Report on Form 8-K filed on April 4, 2008 with the SEC for details of the transaction and the underlying transaction documents. Mr. Claude Buchert and Ms. Helene Legendre, formerly Chairman of the Board and CEO, and Executive Vice President, Secretary and a director of the Company, respectively, are the stockholders of Tourizoom. As part of the asset purchase and sale transaction, Mr. Buchert and Ms. Legendre resigned their positions with the Company.

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

DIRECTOR INDEPENDENCE.

         The Company does not have a nominating committee, compensation committee or executive committee of the board of directors, stock plan committee or any other committees.

ITEM 13. EXHIBITS.

         Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index below.

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

4.5 2007 Stock and Option Plan, dated May 1, 2007 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed on May 14, 2007)

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

10.6 Agreement for VOIP Services between TelePlus Inc. and Digitrad France SARL, dated July 27, 2006 (incorporated by reference to Exhibit 99 of the Form 8-K filed on August 14, 2006)

10.7 Funding Agreement between Texxon, Inc. and First Bridge Capital, Inc., dated August 14, 2006 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB filed on May 9, 2007).

10.8 Settlement Agreement between Continan Communications, Inc., First Bridge Capital, Inc., and Wall Street PR, Inc., dated December 28, 2006 (incorporated by reference to Exhibit 10.8 of the Form 10-KSB filed on May 9, 2007).

10.9 Asset Purchase Agreement dated as of March , 2008 by and among Continan Communications, Inc., Vocalenvision, Inc. and Tourizoom, Inc. (incorporated by reference to Exhibit 10.9 of the Report on Form 8-K filed on April 4, 2008).

10.10 Partial Liquidating Trust Agreement by and between Continan Communications, Inc. and MBDL, LLC (incorporated by reference to
         Exhibit 10.9 of the Report on Form 8-K filed on April 4, 2008).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on May 9, 2007).

23.1     Consent of independent auditor (filed herewith).

31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith).

32.1 Section 1350 Certification of Principal Executive Officer (filed herewith).

32.2 Section 1350 Certification of Principal Financial Officer (filed herewith).

99 Provisional Patent Application, dated September 20, 2004 (incorporated by reference to Exhibit 99 of the Form 10-KSB filed on May 9, 2007).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES.

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by Sutton Robinson Freeman & Co., P.C. ("Accountant") for the audit of the Company's annual financial statements, and review of financial statements included in the Company's Form 10-QSB's: 2007:
$3,006; 2006: $3,327.

AUDIT-RELATED FEES.

         The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: 2007: $O; 2006: $0.

TAX FEES.

         The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountant for tax compliance, tax advice, and tax planning: 2007: $0; 2006: $0.

ALL OTHER FEES.

         The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountant, other than the services reported above: 2007: $0; 2006: $0.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CONTINAN COMMUNICATIONS, INC.


Dated:  April 14, 2008               By: /s/  Geoffrey A. Fox
                                         --------------------------------------
                                         Geoffrey A. Fox,
                                         Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


Signature                         Title                           Date


/s/  Geoffrey A. Fox              Chief Executive Officer/        April 14, 2008
----------------------            Chief Financial Officer
Geoffrey A. Fox


/s/  Marcia Rosenbaum             Director                        April 14, 2008
----------------------
Marcia Rosenbaum

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Continan Communications, Inc.
Los Angeles, California

We have audited the accompanying balance sheet of Continan Communications, Inc. (a development stage company) for the years ended December 31, 2007 and 2006, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2007 and 2006, and for the period from September 16, 2002 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continan Communications, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and for the period from September 16, 2002 (inception) to December 31, 2007 in conformity with generally accepted accounting principles.

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


/s/ Sutton Robinson Freeman & Co., P.C.
---------------------------------------
Sutton Robinson Freeman & Co., P. C.
Certified Public Accountants
April 14, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                          CONTINAN COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2007


                                     ASSETS
                                     ------
                                                     December 31,   December 31,
                                                         2007           2006
                                                       --------       --------
CURRENT ASSETS:
        Cash                                           $     --       $  8,710
        Accounts receivable
        Other receivables                                    --          1,758
        Prepaid Expense                                      --            500
                                                       --------       --------
                Total current assets                         --         10,968
                                                       --------       --------

FURNITURE AND EQUIPMENT, net                             21,922         35,127
                                                       --------       --------

OTHER ASSETS:
        Intangible assets, net                           55,534         64,174
        Developed software, net                         498,382        519,981
        Security deposit                                  3,595          8,400
                                                       --------       --------
                Total other assets                      557,511        592,555
                                                       --------       --------

                        Total assets                   $579,433       $638,650
                                                       ========       ========


The accompanying notes are an integral part of these financial statements.


                          CONTINAN COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2007
                                   (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                     December 31,   December 31,
                                                                         2007           2006
                                                                     -----------    -----------
CURRENT LIABILIITES:
       Accounts payable                                                  351,112        447,532
       Accrued liabilities                                               128,262         94,378
       Accrued interest on notes payable - related party                  47,780         54,248
       Accrued interest on notes payable                                 126,058         19,680
       Accrued management fees                                           285,732        202,481
       Current portion of capital leases                                   5,420          5,614
       Notes payable - related party                                     284,223        193,658
       Notes payable                                                     978,543         87,586
       Liability for derivative instruments                                   --          2,151
                                                                     -----------    -----------
               Total current liabilities                               2,207,130      1,107,328
                                                                     -----------    -----------

LONG TERM LIABILITIES
       Capital leases, net of current portion                              1,585          4,808
                                                                     -----------    -----------

SHAREHOLDERS' DEFICIT
       Preferred stock, par value of $.001; 10,000,000 shares
               authorized 150 and 5,510 shares issued and
               outstanding, respectively                                                      6
       Common stock; par value of $0.001; 100,000,000 shares
               authorized 43,213,522 issued and outstanding               43,214         25,668
       Additional paid in capital                                      6,377,651      6,154,322
       Deficit accumulated during the development stage               (8,050,147)    (6,653,482)
                                                                     -----------    -----------
               Total shareholders' deficit                            (1,629,282)      (473,486)
                                                                     -----------    -----------

                       Total liabilities and shareholders' deficit   $   579,433    $   638,650
                                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.
                                       42



                          CONTINAN COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Years Ended         September 16,
                                                             December 31,         2002 (Inception) to
                                                     ----------------------------    December 31,
                                                         2007            2006            2007
                                                     ------------    ------------    ------------

REVENUES:                                            $     24,369    $     59,905    $    154,239
                                                     ------------    ------------    ------------

EXPENSES:
         Direct costs                                      32,724         205,749         402,081
         Selling expenses                                  69,195       1,171,126       1,729,326
         Depreciation and amortization                     63,623          65,365         203,734
         General and administrative expenses              997,912       2,042,100       4,569,435
                                                     ------------    ------------    ------------
                Total expenses                          1,163,454       3,484,340       6,904,576
                                                     ------------    ------------    ------------

OTHER INCOME (EXPENSES), net:
         Interest expense                                (121,962)        (68,431)       (318,690)
         Other expense                                       (411)           (543)           (954)
         Loss on derivative instruments                      -           (841,821)
         Other income                                    (134,407)       (134,345)
                                                     ------------    ------------    ------------
                Total other income (expenses), net       (256,780)       (910,795)     (1,295,810)
                                                     ------------    ------------    ------------

LOSS BEFORE PROVISION FOR
INCOME TAXES                                           (1,395,865)     (4,335,229)     (8,046,147)

PROVISION FOR INCOME TAXES                                    800             800           4,000
                                                     ------------    ------------    ------------

NET LOSS                                             $ (1,396,665)   $ (4,336,029)   $  8,050,147
                                                     ============    ============    ============

Per share data:

Net loss per share - basic and diluted                      (0.04)          (1.31)
                                                     ============    ============    ============

Weighted average shares of common
         stock outstanding - basic                     33,224,660       3,313,769
                                                     ============    ============    ============

(1) Adjusted for a 1 for 20 reverse split effective on December 1, 2006.

The accompanying notes are an integral part of these financial statements.
                                       43



                                                  CONTINAN COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO DECEMBER 31, 2007

                                                                                                           DEFICIT
                                                                                                          ACCUMULATED
                                                                                            ADDITIONAL    DURING THE       TOTAL
                                              PREFERRED STOCK           COMMON STOCK         PAID IN      DEVELOPMENT   SHAREHOLDERS
                                           ---------------------   ----------------------    CAPITAL        STAGE         EQUITY
                                             SHARES      AMOUNT      SHARES       AMOUNT    (RESTATED)    (RESTATED)     (DEFICIT)
                                           ----------   --------   -----------   --------   -----------   -----------   -----------

Balance at inception (September 16, 2002)          --   $     --            --   $     --   $        --   $        --   $        --
   Issuance of common stock                 3,000,000      3,000            --         --            --            --         3,000
Balance at December 31, 2002                3,000,000      3,000            --         --     2,123,608            --     2,126,608
   Net loss                                        --         --            --         --            --      (167,276)     (167,276)
Balance at December 31, 2003                3,000,000      3,000            --         --            --      (167,276)    1,959,332
   Net loss                                        --         --            --         --            --      (791,049)     (791,049)
Balance at December 31, 2004                3,000,000      3,000            --         --     2,123,608      (958,325)    1,168,283
   Net loss                                        --         --            --         --            --    (1,359,128)   (1,359,128)
                                           ----------   --------   -----------   --------   -----------   -----------   -----------
Balance at December 31, 2005                3,000,000      3,000            --         --     2,123,608    (2,317,453)     (190,845)
   Reverse acquisition, May 2006                   --         --     1,699,108(1)   1,699       971,820            --       973,519
   Stock options granted for
      consulting services                          --         --            --         --        40,343            --        40,343
   Stock options granted to employees              --         --            --         --        33,619            --        33,619
   Stock options granted to management             --         --            --         --        58,273            --        58,273
   Stock options granted for finders fees          --         --            --         --        37,737            --        37,737
   Fees on reverse acquisition                     --         --            --         --       (37,737)           --       (37,737)
   Issue of common stock
      upon exercise of warrants                    --         --       290,000        290          (290)           --            --
   Issue of common stock
      for consulting service                       --         --       249,500        250       548,750            --       549,000
   Conversion of preferred stock
      to common stock                      (3,000,000)    (3,000)   20,250,000     20,250       (17,250)           --            --

The accompanying notes are an integral part of these financial statements.
                                                               44



                                                  CONTINAN COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO DECEMBER 31, 2007
                                                          (CONTINUED)
                                                                                                           DEFICIT
                                                                                                          ACCUMULATED
                                                                                            ADDITIONAL    DURING THE       TOTAL
                                              PREFERRED STOCK           COMMON STOCK         PAID IN      DEVELOPMENT   SHAREHOLDERS
                                           ---------------------   ----------------------    CAPITAL        STAGE         EQUITY
                                             SHARES      AMOUNT      SHARES       AMOUNT    (RESTATED)    (RESTATED)     (DEFICIT)
                                           ----------   --------   -----------   --------   -----------   -----------   -----------

   Conversion of notes payable to
      common stock - Rackgear Inc.                 --         --       210,914        211        63,063            --        63,274
   Conversion of accounts payable in the
      amount of $12,698 to common stock            --         --        22,650         23        12,675            --        12,698
   Conversion of notes payable to
      preferred stock - First Bridge Bank       5,510          6            --         --       550,951            --       550,957
   Conversion of notes payable to
      common stock  - Kurt Hiete                   --         --       200,000        200        60,326            --        60,526
   Conversion of accounts payable  in the
      amount of $34,865 to common stock            --         --        35,000         35        34,830            --        34,865
   Issue of common stock for
      consulting services                          --         --     2,710,000      2,710     1,623,290            --     1,626,000
   Stock options granted for
      consulting services                          --         --            --         --        48,846            --        48,846
   Stock options granted for
      consulting services                          --         --            --         --       215,748            --       215,748
   Stock options granted to employees              --         --            --         --        93,236            --        93,236
   Transfer to derivative liability                --         --            --         --      (307,516)           --      (307,516)
   Net loss                                        --         --            --         --            --    (4,336,029)   (4,336,029)
                                           ----------   --------   -----------   --------   -----------   -----------   -----------
Balance at December 31, 2006                    5,510          6    25,667,172     25,668     6,154,322    (6,653,482)     (473,486)
   Issuance of common stock for
      consulting services                          --         --        65,000         65        33,085            --        33,150
The accompanying notes are an integral part of these financial statements.
                                                               45



                                                  CONTINAN COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO DECEMBER 31, 2007
                                                          (CONTINUED)
                                                                                                           DEFICIT
                                                                                                          ACCUMULATED
                                                                                            ADDITIONAL    DURING THE       TOTAL
                                              PREFERRED STOCK           COMMON STOCK         PAID IN      DEVELOPMENT   SHAREHOLDERS
                                           ---------------------   ----------------------    CAPITAL        STAGE         EQUITY
                                             SHARES      AMOUNT      SHARES       AMOUNT    (RESTATED)    (RESTATED)     (DEFICIT)
                                           ----------   --------   -----------   --------   -----------   -----------   -----------

   Conversion of note payable to
      preferred stock                             150         --            --         --        15,000            --        15,000

   Stock issued for consulting services            --         --       804,000        804        80,326            --        81,130
   Cancellation of conversion of
      A/P in the amount of $12,698 to
      common stock                                 --         --       (22,650)       (23)      (12,675)           --       (12,698)

   Conversion of A/P and management fees           --         --    16,700,000     16,700       658,544            --       675,244
   Cancellation of Conversion of note
      payable and accrued Interest to
      preferred stock - First Bridge
      Capital                                  (5,510)        (6)           --         --      (550,951)           --      (550,957)
                                           ----------   --------   -----------   --------   -----------   -----------   -----------

   Net loss                                        --         --            --         --            --    (1,396,665)   (1,396,665)
                                           ----------   --------   -----------   --------   -----------   -----------   -----------
Balance at December 31, 2007                      150   $      0    43,213,522   $ 43,214   $ 6,377,651   $(8,050,147)  $(1,629,282)
                                           ==========   ========   ===========   ========   ===========   ===========   ===========

(1) Adjusted for a 1 for 20 reverse split effective on December 1, 2006.
The accompanying notes are an integral part of these financial statements.
                                                               46



                                          CONTINAN COMMUNICATIONS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Period from
                                                                                                      September 16, 2002
                                                                     December 31,      December 31,    (inception) to
                                                                        2007              2006        December 31, 2007
                                                                     -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(1,396,665)      $(4,336,029)      $(8,043,297)
    Adjustments to reconcile net loss to net cash
        used in operating activities:                                         --
    Depreciation and amortization                                         63,623            65,364           203,733
    Stock compensation for consulting services and options granted
        to management and employees                                      114,280         2,326,898         3,114,329
    Loss on Settlement of debt                                           134,407                --           127,557
    Write-off of prepaid expenses                                             --           562,678                --
    Write-off of notes payable                                                --          (120,267)               --
    Write-off of accounts payable                                          3,059                --             3,059
    (Increase) decrease in assets:
        Accounts receivable                                                   --            38,152                --
        Other receivables                                                  1,758            (1,758)               --
        Security deposit                                                   4,805             6,000            (3,595)
        Prepaid expenses                                                     500              (500)               --
    Increase (decrease) in liabilities:
        Accounts payable                                                 204,782           353,013           678,368
        Accrued liabilities                                               83,863            63,001           177,450
        Accrued interest on notes payable - related party                 22,119            30,834            73,425
        Accrued interest on notes payable                                106,378            19,671           129,000
        Management fees                                                  241,055           105,981           443,536
                                                                     -----------       -----------       -----------
                    Net cash used in operating activities               (416,036)         (886,962)       (3,096,435)
                                                                     -----------       -----------       -----------

The accompanying notes are an integral part of these financial statements.
                                                       47



                                          CONTINAN COMMUNICATIONS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (CONTINUED)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for intangible assets                                             --            (5,363)         (101,369)
    Payment for software development costs                               (17,420)           (1,805)         (428,987)
    Purchase of equipment                                                 (2,760)           (1,252)          (24,123)
                                                                     -----------       -----------       -----------
                    Net cash used in investing activities                (20,180)           (8,420)         (554,479)
                                                                     -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                      --           214,500           247,500
    Liability for derivative instruments                                  (2,151)            2,151                --
    Payments on note payable-related party                                 4,094            (6,157)           (2,734)
    Borrowings on notes payable - related party                           90,565            44,486         2,736,988
    Borrowings on notes payable                                          340,000           632,057           700,986
    Payments on capital lease obligations                                 (5,002)           (8,484)          (24,426)
                                                                     -----------       -----------       -----------
                    Net cash provided by financing activities            427,506           878,553         3,650,914
                                                                     -----------       -----------       -----------

The accompanying notes are an integral part of these financial statements.
                                                       48



                                                  CONTINAN COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (CONTINUED)

                                                                                                                    Period from
                                                                                                                  September 16, 2002
                                                                                  December 31,     December 31,     (inception) to
                                                                                      2007             2006       December 31, 2007
                                                                                  ------------     ------------     ------------

(DECREASE) INCREASE IN CASH                                                             (8,710)         (16,829)              --

CASH, beginning of the period                                                            8,710           25,539               --
                                                                                  ------------     ------------     ------------

CASH, end of the period                                                           $         --     $      8,710     $         --
                                                                                  ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

            Interest paid                                                                   --     $         --     $         --
                                                                                  ============     ============     ============
            Income taxes paid                                                     $        800     $        800     $      4,000
                                                                                  ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF
            NON CASH INVESTING AND FINANCING ACTIVITIES
            Furniture and equipment acquired through exchange of stock                      --               --     $     30,250
                                                                                  ============     ============     ============
            Developed software acquired through exchange of stock                           --               --     $    165,000
                                                                                  ============     ============     ============
            Conversion of note payable to preferred stock                         $   (550,957)    $    550,957     $         --
                                                                                  ============     ============     ============
            Conversion of notes payable and accrued interest into common stock                     $    463,157     $  2,281,515
                                                                                  ============     ============     ============
            Conversion of A/P into common stock                                        641,844           47,563          689,407
                                                                                  ============     ============     ============
            Cancellation of conversion of A/P                                           12,698               --           12,698
                                                                                  ============     ============     ============
            Purchase of equipment through capital leases                                    --               --     $     29,843
                                                                                  ============     ============     ============
            Stock issued for consulting services                                         2,000               --           82,000
                                                                                  ============     ============     ============
            Issue of common stock upon exercise of warrants                                 --               --     $      5,800
                                                                                  ============     ============     ============
The accompanying notes are an integral part of these financial statements.

                                                               49

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

Impairment of Long-Term Assets.
-------------------------------

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2007 management expects these assets to be fully recoverable.

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

Accounting for Options and Warrants.
------------------------------------

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

Reclassifications.
------------------

Certain reclassifications had been made to the 2006 financial statements to conform to the 2007 financial statement presentation. These reclassifications had no effect on net income as previously reported.

NOTE 3 - GOING CONCERN

The Company has no significant operating history and, from (inception) to December 31, 2007, has generated a net loss of $8,050,147. The accompanying financial statements for the period ended December 31, 2007 have been prepared assuming the Company will continue as a going concern. During the year 2006, management completed a reverse merger with Texxon Inc. and intended to raise equity through a private placement.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of December 31, 2007 and December 31, 2006:

                                                          2007           2006
                                                        --------       --------
         Furniture and fixtures                         $ 12,272       $ 12,272

         Computers and equipment                          66,212         63,452
                                                        --------       --------

              Total                                       78,484         75,724

         Less: accumulated depreciation                  (56,562)       (40,597)
                                                        --------       --------

         Machinery and equipment, net                   $ 21,922       $ 35,127
                                                        ========       ========

Depreciation expense amounted to $15,965 for year ended December 31, 2007 and $14,906 for the year ended December 31, 2006.

NOTE 5 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts and the balances may exceed federally insured limits from time to time. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank deposit accounts. As of December 31, 2007, the Company did not have deposits in excess of federally insured limits.

NOTE 6 - DEVELOPED SOFTWARE

The Company has developed internal use software for the purpose of managing its wireless network and specific services. The total capitalized cost of this software was $593,986 and $576,568 at December 31, 2007 and December 31, 2006 respectively; Accumulated amortization amounted to $95,605 and $56,586 as of December 31, 2007 and December 31, 2006, respectively. Amortization expense amounted to $28,749 and $28,750 for the year ended December 31, 2007 and December 31, 2006.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2007 and December 31, 2006:

                                                        2007             2006
                                                      ---------       ---------
         Patent application costs                     $  60,982       $  60,982

         Website development costs                       40,908          40,908

         Network interconnection                          5,300           5,300
                                                      ---------       ---------

              Total                                     107,190         107,190

         Less: accumulated amortization                 (51,656)        (43,016)
                                                      ---------       ---------

         Intangible assets, net                       $  55,534       $  64,174
                                                      =========       =========

Amortization expense amounted to $8,640 for the year ended December 31, 2007 and $12,213 for the year ended December 31, 2006.

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2007 are as follows:

         DEFERRED TAX ASSET
              FEDERAL NET OPERATING LOSS                            $ 1,584,092

              STATE NET OPERATING LOSS                                  286,883
                                                                    -----------

                   TOTAL DEFERRED TAX ASSET                           1,870,975

         LESS VALUATION ALLOWANCE                                    (1,870,975)
                                                                    -----------

                   DEFERRED TAX ASSET, NET                          $        --
                                                                    ===========

At December 31, 2007 and December 31, 2006, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $4,873,839 and $3,573,839, respectively. Federal NOLs could, if unused, expire in 2023. State NOLs, if unused, could expire in 2013.

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2007 and December 31, 2006 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended December 31, 2007 and December 31, 2006, are as follows:

                                                                2007      2006
                                                              --------  --------
         U. S. Federal Statutory rate                          34.0%     34.0%

         State tax rate, net of federal benefit                  6.0       6.0

         Less valuation allowance                             (40.0)    (40.0)
                                                              --------  --------

         Effective income tax rate                               --%       --%
                                                              ========  ========

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable.
--------------

The Company has received loans from related parties. These related parties consist of various members of management who are also shareholders. The related parties also consist of an employee, a relative of the CEO, and a shareholder of the Company. As of December 31, 2007 and December 31, 2006, the Company had loans due to related parties of $284,223 and $193,658, respectively. Loans due to related parties consisted of the following:

                                                                                       2007           2006
                                                                                   ------------    -----------
Promissory note issued to Claude Buchert, CEO, on December 30, 2004 with           $     57,428    $     5,209
interest of 10%.  Principal along with accrued interest are due on or before
December 31, 2005.

Promissory note issued to Edward Shirley, relative of Vice President, on
February 23, 2004 with interest of 10%, with the remaining principal balance
and accrued interest due on December 31, 2004.                                           30,000          30,000




Promissory notes issued to Humax West, Inc., shareholder, on various dates between January 26, 2006 and February 16, 2006 with interest of 10%. Principal along with accrued interest are payable on the maturity date March 30, 2006. The amount due in 2005 contain options for the Holder to receive shares of the
Company stock in lieu of repayment of principal and was
converted in 2006.  The 2006 loan is non-convertible.                                    30,000         30,000

Promissory note issued to Stephanie Buchert, relative of CEO, on May 1, 2004 with interest of 10%, with the outstanding principal balance and accrued
interest due on December 31, 2004.                                                        9,093          9,093

Promissory note issued to Celine Coicaud, employee, on December 31, 2003 with interest of 10% with an additional payment of $9,900 due August 10, 2004 and the remaining principal balance and accrued interest due on
December 31, 2004.                                                                           --          8,870

Promissory note issued to Helene Legendre, Vice President and shareholder, on
June 30, 2004 with interest of 10%, with the remaining principal balance
and accrued interest due on December 31, 2004.                                          157,702        110,486
                                                                                   ------------    -----------

          Totals notes payable - related                                           $    284,223    $   193,658
                                                                                   ============    ===========

Total interest expense for the periods ended December 31, 2007 and December 31, 2006 for related parties amounted to $22,888 and $51,990, respectively. The
Company is currently in default on various notes payable and is in the process of negotiating settlements or payments. All notes are included in current liabilities.

Management Fees.
----------------

The Company has employment agreements with two members of management through March, 2008. These agreements are cancelable at any time by the Company or member of management. As of December 31, 2007 and December 31, 2006, the Company had $280,910 and $202,481, respectively, payable to management in arrears under these agreements. Expenses related to these agreements are recorded in general and administrative expense and amounted to $126,737 AND $100,000 for the periods ended December 31, 2007 and December 31, 2006, respectively.

NOTE 10 - LEASES

The Company leases its office facility under a six-month lease beginning July
2007 requiring payments of $3,245 per month. The future minimum payments under the lease are as follows:

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2007, are as follows:

                     For the Years
                         Ended             Amount
                     December 31,
                   ------------------   -----------
                         2008           $     7,500
                   Thereafter                    --
                                        -----------
                                              7,500


Capital leases
--------------

The Company leases certain computers under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the balance sheets as furniture and equipment and amounted to $33,173 at December
31, 2007. Accumulated amortization of the leased equipment at December 31, 2007 was $15,613. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2007, are as follows:




                                                                       Period Ending
                                                                       December 31,        Amount
                                                                   ------------------    -----------
                                                                           2008          $     6,251
                                                                           2009                1,466
                                                                   Thereafter                    242
                                                                                         -----------
       Total minimum lease payments                                                            7,959

         Less:  amount representing interest                                                    (955)
                                                                                         -----------

       Present value of net minimum lease payments                                             7,004

         Less:  current maturities of capital lease obligations                               (5,419)
                                                                                         -----------

       Long-term capital lease obligations                                               $     1,585
                                                                                         ===========


NOTE 11 - NOTES PAYABLE

                                                                                       2007         2006
                                                                                    ---------    ---------
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

Promissory notes issued to ARABIA Corporation on various dates between September
18, 2003 and May 18, 2004 with interest of 10%. Principal along with accrued interest is payable on the maturity dates between September 18,
2004 and December 31, 2004.                                                            55,000       55,000

Promissory note issued to Sax Public Relations, Inc. December 1, 2005 with interest accruing from September 1, 2005 at 10%.  Payments of $1,000 to be
made monthly beginning February 1, 2006 through March 2007.                             7,586        7,586
                                                                                    ---------    ---------
Promissory note issued to First Bridge Capital Inc, et al on January 20,
2007, with interest accruing at  10%. There are no monthly payments and the principal along with the accrued interest is due on or before December 31,
2007 or the date the Company received proceeds from the public offering of
its shares, whichever is earlier                                                      890,957
                                                                                    ---------    ---------

Total notes payable                                                                 $ 978,543    $  87,586
                                                                                    =========    =========

The Company is currently in default on various notes payable and is in the process of negotiating settlements or payments. All notes payable are included in current liabilities.

NOTE 12 - STOCKHOLDERS' EQUITY

Following the completion of the reverse merger, the Company had two classes of stock.

Preferred Stock.
----------------

An investor has subscribed to 150 shares of preferred stock, which was not yet designated .The Company still has not designated the preferred stock and is holding the subscription.

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

(c) In August 2006, the Company entered into a funding agreement with First Bridge Capital Incorporated for working capital purposes. First Bridge Capital was to make serial investments in the maximum amount of $1,000,000 for a future conversion of the debt to the Company's convertible preferred stock. Before re-domestication, the Company had received $538,500 in advance payments from First Bridge Capital. However, after the re-domestication was completed, all advance payment of $538,500 and related accrued interest of $12,456 were converted by the company into 5,510 shares of preferred stock at year end, on the basis of 1 preferred share issued for each $100 owed. On January 31, 2007, the conversion was reversed as the Company had not designated the preferred stock.

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

(f) In July 2006, a settlement agreement was agreed upon between the Company and a consulting group for financial public relations services that was performed. The Company was to issue 7,700,000 shares of common stock for compensation for the services performed by the consulting group. The value of the shares on the date of issuance was based on the fair market value of the common shares on the date of settlement. The Company had recorded this expense as public relations services expense in the amount of $847,000. However, the Company did not have sufficient common shares authorized and did not have sufficient un-issued shares available to settle this contract at the time of settlement. Therefore, 4,990,000 (249,500 post split) common shares were issued to the consulting group as of December 31, 2006. The Company still owed 2,710,000 shares to complete this settlement. A liability to issue the remaining shares was recorded based on the market price at the time of the settlement of $0.11 per share.

As of September 3, 2006, the stock price had fallen to $0.05 per share. Accordingly the Company recognized a gain on the change in fair value of derivative instruments of $162,600 for the three months ending December 31, 2006. The remaining liability of $135,400 was included on the balance sheet as a liability for derivative instruments. Following the company's recapitalization,
2.71 million shares of common stock were issued to the consulting group on December 11, 2006. Per the settlement, these shares were not adjusted for the reverse split. Therefore, the derivative liability in the amount of $135,400 arisen due to a lack of authorized shares had to be eliminated and accounted for as equity. In addition, due to changes in market value for common stock, the value for the derivative liability needed to be adjusted before any changes were made as of December 11, 2006. The recalculated value for the derivative liability was $1,626,000, of which $54,200 was recognized as common stock and $1,571,800 was recognized as APIC. The remaining value after offsetting derivative liability in the amount of $1,626,000 was recognized as a loss on derivative after elimination of the derivative liability. The adjusted value of the derivative was calculated by number of shares to be issued multiplied by the market price per share at the time of issuance.

(g) In 2006, the Company contracted with a third party to perform public relations services that amounted to $24,000. The Company agreed to pay for these services in common stock based upon the average 30 day trading price at a specified time during the year. The average trading price determined was $0.29 per share, resulting in the need to issue 4,137 (82,759 pre reverse split) shares of stock. The Company did not have sufficient authorized common shares available to settle this contract. Therefore a liability was accrued for the service expense incurred of $24,000. As of December 31, 2006, the price of the stock had dropped to $0.05 per share. Accordingly, the company recognized a gain on the change in fair value of derivative instruments of $19,862 for the three months ended December 31, 2006. The remaining liability of $4,138 was included on the balance sheet as a liability. As of December 31, 2006,the market value of derivative liability was $2,152, which was calculated by multiplying 4,137 shares with market price on December 31, 2006 of $0.52. The difference of $1,986 was, then, recognized as gain on derivative, accordingly. As of June 30, 2007, the market value of derivative liability was $496, which was calculated by multiplying 4,137 shares with a market price of $0.14 on June 30, 2007. The difference of $1,572 was then recognized as gain on derivative, accordingly.

The Company, during THE YEAR ended December 31, 2007, issued 16,700,000 shares of common stock for repayment considerations for accounts payable and other liabilities in the amount of $675,244. The stock was issued at various dates during the year ended December 31, 2007 with market prices ranging from $0.04 to $0.22.

The following schedule summarizes the total liability originally recognized, the gain (loss) during the last fiscal year, the amount transferred to equity upon recapitalization and the remaining liability at December 31, 2007:

                                                                       Liability
                                                                          as of
                                Original    Gain/(Loss)                December
                                Liability   Recognized     Equity      31, 2007
                               -----------  -----------  -----------  ----------

Promise to issue convertible
preferred stock                $   481,382  $        --  $   481,382  $       --
                               -----------  -----------  -----------  ----------

Settlement of 2,710,000
common shares due                  298,000   (1,328,000)   1,626,000          --

82,579 shares due to public
relations firm                      24,000       23,421           --         579

Common stock warrants to
First Bridge Capital                20,000        5,164       14,836          --

Non-employee stock option and
warrants (Note 13)                 581,157      459,166      121,991          --
                               -----------  -----------  -----------  ----------

     Total                         923,157     (840,249)   1,762,827         579
                               -----------  -----------  -----------  ----------

                Grand Total    $ 1,404,539  $  (840,249) $ 2,244,209  $      579
                               ===========  ===========  ===========  ==========

NOTE 13 - STOCK OPTIONS AND WARRANTS

(a) In January 2004, the Company granted an option to purchase 152,813 (3,056,250 pre reverse split) restricted shares of common stock, exercisable at $1.00 ($0.05 pre split) per share, to a non-employee; this option vested in April 2004. This option expires in January 2010 and was not valued at grant date. Because the Company did not have sufficient shares authorized to issue if the option was exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at December 31, 2006 using the Black-Scholes model and determined that the value of this option was $136,431. Accordingly, the Company recognized a loss on the change in fair value of derivative instruments of $136,431 and increased the liability due as of December 31, 2006 to $136,431. The factors used for the Black Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.05 per share; and an estimated life of 4.25 years.

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

(c) In September 2005, the Company granted an option to purchase 40,750 (815,000 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share, to a non-employee; this option expires on January 15, 2010. The option was granted in exchange for consulting services valued at $40,000. The Company has recorded consulting expense in this amount to reflect the value of these options for the year ended December 31, 2005. Because the Company did not have sufficient shares authorized to issue if the option was exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at December 31, 2006 using the Black-Scholes model and determined that the value of this option was $38,305. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments of $1,695 and reduced their liability due as of December 31, 2006 to $38,305. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 3.5 years.

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

(d) In February 2006, the Company granted an option to purchase 65,000 (1,300,000 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share, to a consultant for assistance in the share exchange between Texxon and TelePlus. This option was valued at $0.10 per share. The value of the option was calculated using the Black-Scholes model with the following assumptions: exercise price of $0.001; share price of $0.10; risk free interest rate of 6.0%; expected life of 5 years; and estimated volatility of 150%. The Company recorded the expense and additional paid in capital in the amount of $130,000 to reflect the finder's fees expense involved in the reverse merger acquisition process. Because the Company did not have enough shares authorized to issue if the option was exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at December 31, 2006 using the Black-Scholes model and determined that the value of this option was $64,493. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments of $65,507 and reduced the liability due as of December 31, 2006 to $64,493. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 4.5 years.

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

(f) In April 2006, the Company granted an option to purchase 36,675 (733,500 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share, to a consultant in exchange for consulting services valued at its fair market value for the services performed at $40,343. Because the Company did not have sufficient shares authorized to issue if the options were exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at December 31, 2006 using the Black-Scholes model and determined that the value of this option was $36,287. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments of $4,056 and reduced their liability due as of December 31, 2006 to $36,287. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 3.5 years.

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

(g) In April 2006, the Company granted an option to purchase 6,113 (122,250 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share, each to two employees (total of 12,225 (244,500 pre reverse split) shares of common stock). The option was valued at $13,448 ($0.11 per share). The value of the option was calculated using the Black-Scholes model with the following assumptions: exercise price of $0.001; share price of $0.12; risk free interest rate of 6.0%; expected life of 4 years; and estimated volatility of 150%. The Company recorded payroll expense and additional paid in capital in the amount of $13,448 to reflect the value of these options for the period ended December 31, 2006.

(h) In April 2006, the Company granted an option to purchase 75,000 (1,500,000 pre reverse split) restricted shares of common stock, exercisable at $3.40 ($0.17 pre reverse split) per share, to an investment banking and financial advisory organization as partial compensation for assistance in identifying suitable acquisition targets and long term funding. This option was valued at $0.156 per share. The value of the option was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.17; share price of $0.17; risk free interest rate of 6.0%; expected life of 5 years; and estimated volatility of 150%. The Company recorded an increase and decrease to additional paid in capital in the amount of $234,000 to reflect the finder's fees expense involved in the reverse merger acquisition process. Because the Company did not have enough shares authorized to issue if the option was exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at December 31, 2006 using the Black-Scholes model and determined that the value of this option was $61,917. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments of $172,611 and reduced the liability due as of December 31, 2006 to $61,917. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.17 per share; and an estimated life of 4.5 years.

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

(i) In May 2006, the Company granted an option to purchase 26,488 (529,750 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share, each to two members of management (total of 52,975 (1,059,500 pre reverse split) shares of common stock). Each option was valued at $58,273 ($0.11 per share). The value of the option was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001; share price of $0.12; risk free interest rate of 6.0%; expected life of 4 years; and estimated volatility of 150%. The Company recorded the payroll expense and additional paid in capital in the amount of $58,273 to reflect the value of these options for the period ended December 31, 2006.

(j) In May 2006, the Company granted an option to purchase 18,338 (366,750 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share, to one employee. The option was valued at $0.12 per share. The value of the option was calculated using the Black-Scholes model with the following assumptions: exercise price of $0.001; share price of $0.12; risk free interest rate of 6.0%; expected life of 4 years; and estimated volatility of 150%. The Company recorded payroll expense and additional paid in capital in the amount of $20,171 to reflect the value of this option for the period ended December 31, 2006.

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

(l) In July 2006, the Company contracted with a third party to perform public relations services. The total value of the services to be provided was $500,000; the term of the contract was one year. The Company granted a warrant to purchase 192,308 (3,846,154 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share. Because of the one-year term of the contract, the Company only recognized the grant of a warrant to purchase 961,538 shares at an expense of $125,000. The Company accounted for this warrant as a liability for derivative instruments as the Company did not have sufficient authorized shares to issue if the warrant was exercised. The Company valued this warrant at December 31, 2006 using the Black-Scholes model and determined that the value was $47,736. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments in the amount of $120,226 and reduced the initial $125,000 liability to $47,736. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 4.8 years.

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

A summary of the status of, and changes in, the Company's stock option plan as of and for the year ended December 31, 2007 is presented below for all stock options issued to employees and non-employees.

                                           Year Ended December 31, 2007
                                    ------------------------------------------
                                                                     Weighted
                                   Common Stock   Common Stock       Average
                                     Warrants       Options       Exercise Price
                                    ----------     ----------      -----------

Outstanding at Beginning of Year       367,308      1,304,851      $      0.68

Granted                                144,231             --               --

Forfeited                                   --             --               --

Exercised                                   --        (65,000)              --
                                    ----------     ----------      -----------
Outstanding at End of Period           511,539      1,239,851      $      0.68
                                    ==========     ==========      ===========

Exercisable at End of Period           511,539      1,062,976
                                    ==========     ==========


NOTE 14-Subsequent Developments

On April 2, 2008, the Company's Board of Directors approved the Company's execution and delivery of an agreement to sell substantially all the assets of Vocalenvision to Tourizoom, Inc., a Nevada corporation (the "Buyer" or "Tourizoom"). After the closing of the asset sale, the Company will deposit the sale proceeds and other assets in a partial liquidating trust created in connection with the sale. Upon the closing of the asset sale, the Company will no longer be engaged in any active business. The Company sold the business and assets of Vocalenvision to its original shareholders, to the extent that they have remained shareholders of this Company, in exchange for (i) their shares of the Company, (ii) a percentage of all equity financings received by the Buyer, and (iii) a ten (10) year royalty of seven percent (7%). As consideration for the business and assets, Tourizoom will pay (i) $200,000 from a proposed Rule 504 offering and twenty (20%) of all other future equity financings received by Tourizoom during the next ten (10) years (until the ceiling is met in terms of the payments made which is not calculable at this time), and (ii) a ten (10) year royalty of seven percent (7%) calculated as 7% of Tourizoom's consolidated gross revenues including the gross revenues of the French subsidiary and all future subsidiaries, joint ventures, licensing agreements, and other indirect revenue sources. The Company also quitclaimed all of its right, title and interest in and to those assets in exchange for delivery to it of the shares of the Company's Common Stock owned by the original shareholders of Vocalenvision (then named TelePlus), to the extent that they still own such shares and to the extent that they contribute such shares to Tourizoom in exchange for shares of Tourizoom.

In order to provide that the purchase price, as received from time to time, will be applied, first, to the creditors of Vocalenvision and the Company, and secondarily, to the minority shareholders of this Company, the Board of Directors approved the establishment of a Partial Liquidating Trust. The beneficiaries of the Partial Liquidating Trust will be, in the order in which distributions will be made, the creditors of Vocalenvision and Continan, and then the minority shareholders of the Company. The term "minority shareholders" is intended to exclude certain shareholders who have loaned funds to the Company and who will likely have a continuing interest in this Company. The term is intended to include all shareholders who purchased shares of the Company following the acquisition of TelePlus and who therefore presumably have a continuing interest in the technology. The trustee of the Partial Liquidating Trust is MBDL LLC, a Florida limited liability company with principal offices located at 20869 Pinar Trail, Boca Raton, FL 33433.