Form 10-Q
period 2008-03-31
CONTINAN COMMUNICATIONS, INC.
filed 2008-05-20
CIK 1114208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

              4640 Admiralty Way-Suite 500, Marina del Rey, California 90292
       -------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (310) 496-5747
                          ----------------------------
                          (Company's Telephone Number)


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

      Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes _X__ No __.

      As of April 1, 2007, the Company had _43,213,539_shares of common stock issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE


     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              CONSOLIDATED BALANCE SHEETS AS OF
              MARCH 31, 2008 AND DECEMBER 31, 2007.............................4

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
              THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007.............5

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2007........................6

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007.............7

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................8


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................23

     ITEM 4.  CONTROLS AND PROCEDURES.........................................30

     ITEM 4T. CONTROLS AND PROCEDURES.........................................31


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS...............................................31

     ITEM 1A. RISK FACTORS....................................................31

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND
              USE OF PROCEEDS.................................................31

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................31

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............32

     ITEM 5.  OTHER INFORMATION...............................................32

     ITEM 6.  EXHIBITS........................................................32

SIGNATURES....................................................................

FORWARD LOOKING STATEMENTS.

      Information in this Form 10-Q contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, need for future financing, dependence on personnel and operating expenses.

      Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to the Company's ability to obtain future financing. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

NOTE CONCERNING RECENT DEVELOPMENTS:

      The Company's financial statements as at March 31, 2008 and the description and comparison of the Company's business for the periods March 31, 2008 and March 31, 2007 set forth below under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" is for historical purposes only. Effective March 31, 2008 the Company was no longer engaged in any active business, either directly, or through its wholly-owned subsidiary, Vocalenvision, Inc. ("Vocalenvision"). On March 31, 2008, the Company's Board of Directors approved the Company's execution and delivery of an agreement to sell substantially all the assets of Vocalenvision to Tourizoom, Inc., a Nevada corporation (the "Buyer" or "Tourizoom"). See the Company's Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 4, 2008 and the exhibits thereto, and the Company's Report on Form 10-KSB filed with the SEC on April 15, 2008 and the exhibits thereto.

      Currently, the Company is not engaged in any active business. Instead, the Company will pursue other business activities with a company not yet selected in an industry or business area not yet identified by the Company. There can be no assurance that the Company will be successful in this effort. Furthermore, under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), the Company will be deemed a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Under recent SEC releases and rule amendments, any new transaction will be subject to more stringent reporting and compliance conditions for shell companies.

      Cuurently, the Company has no full-time employees and owns no real estate and virtually no personal property. The Company will pursue a business combination, but has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company will be to seek the acquisition of or merger with an existing company. There can be no assurance the Company will succeed in this purpose. See "Risk Factors" in the Company's Form 10-KSB filed with the SEC on April 15, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.


                                CONTINAN COMMUNICATIONS, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)


                                          ASSETS                MARCH 31,       DECEMBER 31,
                                                                  2008             2007
                                                               -----------      -----------
CURRENT ASSETS:
       Cash                                                    $     2,361      $        --
                                                               -----------      -----------

               Total current assets                                  2,361               --
                                                               -----------      -----------


FURNITURE AND EQUIPMENT, net                                        17,911           21,922
                                                               -----------      -----------


OTHER ASSETS:
       Intangible assets, net                                       54,431           55,534
       Developed software, net                                     488,483          498,382
       Security deposit                                              3,595            3,595
               Total other assets                                  546,509          557,511
                                                               -----------      -----------

                  Total assets                                 $   566,781      $   579,433
                                                               ===========      ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT

       Accounts payable                                        $   399,963      $   343,462
       Accrued liabilities                                         127,462          128,262
       Accrued interest on notes payable - related party            54,054           47,780
       Accrued interest on notes payable                           130,283          126,058
       Accrued management fees                                     321,731          285,732
       Current portion of capital leases                             4,541            5,420
       Notes payable - related party                               307,642          284,223
       Notes payable                                               995,488          978,543
       Income tax payable                                              800              800
                                                               -----------      -----------
               Total current liabilities                         2,341,964        2,200,280
                                                               -----------      -----------

Long term liabilities:
       Capital leases, net of current portion                        1,100            1,585
                                                               -----------      -----------

Shareholders' deficit:
       Preferred stock, par value of $0.001
         10,000,000 shares authorized
         150 issued and outstanding                                     --               --
                                                               -----------      -----------
       Common stock; par value of $0.001;
         100,000,000 shares authorized
         43,213,522 issued and outstanding                          43,214           43,214
       Additional paid in capital                                6,377,651        6,377,651
       Deficit accumulated during the development stage         (8,197,148)      (8,043,297)
                                                               -----------      -----------

         Total shareholders' deficit                            (1,776,283)      (1,622,432)
                                                               -----------      -----------

               Total liabilities and shareholders' deficit     $   566,781      $   579,433
                                                               ===========      ===========


                 See Accompanying Notes to Consolidated Financial Statements

                                              4






                                            CONTINAN COMMUNICATIONS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)


                                                                                              PERIOD FROM
                                                     FOR THE THREE        FOR THE THREE     SEPTEMBER 16, 2002
                                                     MONTHS ENDED         MONTHS ENDED       (INCEPTION) TO
                                                    MARCH 31, 2008        MARCH 31, 2007      MARCH 31, 2008
                                                     ------------         ------------         ------------

Revenues                                             $         --         $      1,242         $    154,239

Expenses:
  Direct costs                                                 --                1,212              402,081
  Selling expenses                                             --               11,533            1,850,354
  Depreciation and amortization                            15,013               16,720              218,747
  General and administrative expenses                     121,028              262,608            4,569,435
                                                     ------------         ------------         ------------
      Total Expenses                                      136,041              292,073            7,040,617

Other income (expenses), net:
  Interest expense                                        (10,960)             (15,868)            (329,650)
  Other expense                                                --                  411                 (954)
  Loss on derivative instruments                               --                   --             (841,821)
  Other income                                                 --                   --             (134,345)
                                                     ------------         ------------         ------------
      Total other income (expenses), net                  (10,960)             (16,279)          (1,306,770)
                                                     ------------         ------------         ------------

Loss before provision for income taxes                   (147,001)            (307,110)          (8,193,148)

Provision for income taxes                                     --                  800                4,000
                                                     ------------         ------------         ------------

Net Loss                                             $   (147,001)        $   (307,110)        $ (8,197,148)
                                                     ============         ============         ============

Net loss per common share - basic and diluted        $      (0.00)        $      (0.01)        $         --
                                                     ============         ============         ============

Basic and diluted weighted average
  common shares outstanding (1)                        43,213,522          25,727,116            2,208,689
                                                     ============         ============         ============

(1) Adjusted for a 1 for 20 reverse split effective on December 1, 2006.


                         See Accompanying Notes to Consolidated Financial Statements






                                               CONTINAN COMMUNICATIONS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO MARCH 31, 2008
                                                             (UNAUDITED)


                                                                                                               DEFICIT
                                                                                                              ACCUMULATED
                                                                                                ADDITIONAL   DURING THE    TOTAL
                                             PREFERRED STOCK            COMMON STOCK              PAID IN   DEVELOPMENT SHAREHOLDERS
                                         ----------------------     -----------------------      CAPITAL      STAGE       EQUITY
                                            SHARES      AMOUNT       SHARES          AMOUNT     (RESTATED) (RESTATED)    (DEFICIT)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------

Balance at December 31, 2004               3,000,000  $     3,000           --    $        --  $ 2,123,608 $  (958,325) $ 1,168,283
  Net loss                                        --           --           --             --          --   (1,053,248)  (1,053,248)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------
Balance at September 30, 2005              3,000,000        3,000           --             --    2,123,608  (2,011,573)     115,035
    Net loss                                (305,880)    (305,880)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------
Balance at December 31, 2005               3,000,000        3,000           --             --    2,123,608  (2,317,453)    (190,845)
  Reverse acquisition, May 2006                   --           --    1,699,108(1)       1,699      971,820          --      973,519
   Stock options granted for
      consulting services                         --           --           --             --       40,343          --       40,343
   Stock options granted to employees             --           --           --             --       33,619          --       33,619
   Stock options granted to management            --           --           --             --       58,273          --       58,273
   Stock options granted for finders fee          --           --           --             --       37,737          --       37,737
   Fees on reverse acquisition                    --           --           --             --      (37,737)         --      (37,737)
   Issue of common stock
      upon exercise of warrants                   --           --      290,000            290         (290)         --           --
   Issue of common stock
      for consulting service                      --           --      249,500            250      548,750          --      549,000
   Conversion of preferred stock
      to common stock                     (3,000,000)      (3,000)  20,250,000         20,250      (17,250)         --           --
Conversion of notes payable to
      common stock - Rackgear Inc.                --           --      210,914            211       63,063          --       63,274
   Conversion of accounts payable in the
      amount of $12,698 to common stock           --           --       22,650             23       12,675          --       12,698
   Conversion of notes payable to
      preferred stock - First Bridge Ban       5,510            6           --             --      550,951          --      550,957
   Conversion of notes payable to
      common stock  - Kurt Hiete                  --           --      200,000            200       60,326          --       60,526
   Conversion of accounts payable  in th
      amount of $34,865 to common stock           --           --       35,000             35       34,830          --       34,865
   Issue of common stock for
      consulting services                         --           --    2,710,000          2,710    1,623,290          --    1,626,000
   Stock options granted for
      consulting services                         --           --           --             --       48,846          --       48,846
   Stock options granted for
      consulting services                         --           --           --             --      215,748          --      215,748
   Stock options granted to employees             --           --           --             --       93,236        -  --      93,236
   Transfer to derivative liability               --           --           --             --     (307,516)         --     (307,516)
   Net loss                                       --           --           --             --           --  (4,336,029)  (4,336,029)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------
Balance at December 31, 2006                   5,510            6   25,667,172         25,668    6,154,322  (6,653,482)    (473,486)
   Conversion of note payable to
      preferred stock                            150           --           --             --       15,000          --       15,000
   Stock issued for consulting services           --           --      804,000            804       80,326          --       81,130
   Cancellation of conversion of
      A/P in the amount of $12,698 to
      common stock                                --           --      (22,650)           (23)     (12,675)         --      (12,698)
   Conversion of A/P and management fees          --           --   16,700,000         16,700      658,544          --      675,244
   Cancellation of Conversion of note
      payable and accrued Interest to
      preferred stock - First Bridge
      Capital                                 (5,510)          (6)          --             --     (550,951)         --     (550,957)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------

   Net loss                                       --           --           --             --           --  (1,396,665)  (1,396,665)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------
Balance at December 31, 2007                     150  $         0   43,213,522    $    43,214  $ 6,377,651 $(8,050,147) $(1,629,282)

  Net loss                                        --           --           --             --           --    (147,001)    (147,001)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------
 Bslance at March 31, 2008                     5,660  $         0   43,213,522    $    43,214  $ 6,277,907 $(8,197,148) $  (657,746)
                                         ===========  ===========  ===========    ===========  =========== ===========  ===========

(1)  Adjusted for a 1 for 20 reverse split effective on December 1, 2006.


                                     See Accompanying Notes to Consolidated Financial Statements







                                              CONTINAN COMMUNICATIONS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)


                                                                                                      PERIOD FROM
                                                            FOR THE THREE      FOR THE THREE      SEPTEMBER 16, 2002
                                                             MONTHS ENDED       MONTHS ENDED       (INCEPTION) TO
                                                            MARCH 31, 2008      MARCH 31, 2007     MARCH 31, 2008
                                                             -----------         -----------         -----------
Cash flows from operating activities:
  Net loss                                                   $  (147,001)        $  (307,910)        $(8,190,298)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                 15,013              16,720             218,746
    Stock compensation for consulting services and
      options granted to management and employees                     --             108,650           3,114,329
   Loss on Settlement of debt                                         --                  --             127,557
  (Increase) decrease in assets:
    Write-off accounts payable                                        --                  --               (3059)
    Accounts receivable                                               --                  --                  --
    Other receivables                                                 --                  --              (1,758)
    Security deposit                                                  --                  --               3,595
    Prepaid expenses                                                  --                 500                  --
  Increase (decrease) in liabilities:
    Accounts payable                                              48,850             (82,182)            727,218
    Income tax payable                                                --                 800                  --
    Accrued liabilities                                               --             (79,247)            177,450
    Accrued interest on notes payable - related party              6,275                 128              79,700
    Accrued interest on notes payable                              4,225               6,189             133,225
    Accrued management fees                                       36,000              (1,763)            479,536
                                                             -----------         -----------         -----------
      Net cash used in operating activities                      (36,638)           (338,115)         (3,133,073)

Cash flows from investing activities:
  Payment for intangible assets                                       --                  --            (101,369)
  Payment for software development costs                              --                  --            (428,987)
  Purchase of equipment                                               --              (2,759)            (24,123)
                                                             -----------         -----------         -----------
      Net cash used in investing activities                           --              (2,759)           (554,479)

Cash flows from financing activities:
  Sale of common stock                                                --                  --             247,500
  Borrowings on convertible note payable                              --              15,000                  --
  Liability for derivative instruments                                --                  --                  --
  Payments on note payable-related party                              --             (1,176}              (2,734)
  Payments on notes payable                                           --                  --              (7,400)
  Borrowings on notes payable - related party                     23,417                  --           2,760,405
  Borrowings on notes payable                                     16,945             320,000             717,931
  Payments on capital lease obligations                           (1,363)             (1,660)            (25,789)
                                                             -----------         -----------         -----------
      Net cash provided by financing activities                   38,999             332,164           3,689,913

(Decrease) increase in cash                                        2,361              (8,710)              2,361

Cash, beginning of the period                                         --               8,710                  --
                                                             -----------         -----------         -----------

Cash, end of the period                                      $     2,361         $        --         $     2,361
                                                             ===========         ===========         ===========

Supplemental disclosures of cash flow information:
    Interest paid                                            $        --         $        --         $        --
                                                             ===========         ===========         ===========
    Income taxes paid                                        $       800         $       800         $     4,000
                                                             ===========         ===========         ===========

Supplemental disclosures of non-cash investing
  and financing activities:
  Furniture and equipment acquired through
    exchange of stock                                        $        --         $        --         $    30,250
                                                             ===========         ===========         ===========
  Developed software acquired through exchange
    of stock                                                 $        --         $        --         $   165,000
                                                             ===========         ===========         ===========
  Conversion of note payable to preferred stock              $        --         $        --         $   565,957
                                                             ===========         ===========         ===========
  Conversion of notes payable and accrued interest
    into common stock                                        $        --         $        --         $ 2,281,515
                                                             ===========         ===========         ===========
  Conversion of accounts payable into common stock           $        --         $        --         $    47,563
                                                             ===========         ===========         ===========
  Purchase of equipment through capital leases               $        --         $        --         $    29,843
                                                             ===========         ===========         ===========
  Stock issued for consulting services                       $        --         $        --         $    80,000
                                                             ===========         ===========         ===========
  Issue of common stock upon exercise of warrants            $        --         $        --         $     5,800
                                                             ===========         ===========         ===========


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

EARNINGS PER SHARE.

SFAS No. 128, "Earnings Per Share," requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As all dilutive securities have an antidilutive effect on 2008 and 2007 earnings per share, the securities have been excluded from the earnings per share calculation.

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

NOTE 3 - GOING CONCERN

The Company has no significant operating history and, from (inception) to March 31, 2008, has generated a net loss of $8,193,148. The accompanying financial statements for the period ended March 31, 2008 have been prepared assuming the Company will continue as a going concern. During the year 2006, management completed a reverse merger with Texxon Inc. and intended to raise equity through a private placement.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of March 31, 2008 and December 31, 2007

                                                2008              2007
                                               --------         --------

         Furniture and fixtures                $ 12,272         $ 12,272

         Computers and equipment                 66,211           66,211
                                               --------         --------

             Total                               78,483           78,483

         Less: accumulated depreciation         (60,572)         (56,451)
                                               --------         --------

         Machinery and equipment, net          $ 17,911         $ 21,922
                                               ========         ========

Depreciation expense amounted to $4,011 for the period ended March 31, 2008 and $15,965 for the year ended December 31, 2007.

NOTE 5 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts and the balances may exceed federally insured limits from time to time. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank deposit accounts. As of March 31, 2008, the Company did not have deposits in excess of federally insured limits.

NOTE 6 - DEVELOPED SOFTWARE

The Company has developed internal use software for the purpose of managing its wireless network and specific services. The total capitalized cost of this software at March 31, 2008 and December 31, 2007 was $593,986. Accumulated amortization amounted to $105,504 and $95,605 as of March 31, 2008 and December 31, 2007, respectively. Amortization expense amounted to $9,899 and $9,583 for the periods ended March 31, 2008 and March 31, 2007.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2008 and December 31, 2007:

                                                  2008              2007
                                               ---------         ---------

         Patent application costs              $  60,982         $  60,982

         Website development costs                40,908            40,908

         Network interconnection                   5,300             5,300
                                               ---------         ---------

             Total                               107,190           107,190

         Less: accumulated amortization          (52,758)          (51,656)
                                               ---------         ---------

         Intangible assets, net                $  54,431         $  55,534
                                               =========         =========

Amortization expense amounted to $1,103 for the three months ended March 31, 2008 and $3,210 for the three months ended March 31, 2007.

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at March 31, 2008 are as follows:

         Deferred tax asset
           Federal net operating loss        $ 1,634,492

           State net operating loss              414,527
                                             -----------

             Total deferred tax asset          2,049,019

         Less valuation allowance             (2,049,019)
                                             -----------

             Deferred tax asset, net         $        --
                                             ===========

At March 31, 2008 and December 31, 2007, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $5,4014,539 and $4,873,839, respectively. Federal NOLs could, if unused, expire in 2024. State NOLs, if unused, could expire in 2014.

The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2008 and December 31, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended March 31, 2008 and December 31, 2007 are as follows:

                                                        2007           2006
                                                       ------        ------
         U. S. Federal Statutory rate                    34.0%         34.0%

         State tax rate, net of federal benefit           6.0           6.0

         Less valuation allowance                       (40.0)        (40.0)
                                                       ------        ------

         Effective income tax rate                         -- %          -- %
                                                       ======        ======

NOTE 9 - RELATED PARTY TRANSACTIONS

NOTES PAYABLE.

The Company has received loans from related parties. These related parties consist of various members of management who are also shareholders. The related parties also consist of an employee, a relative of the CEO, and a shareholder of the Company. As of March 31, 2008 and December 31, 2007, the Company had loans due to related parties of $307,640 and $284,223, respectively. Loans due to related parties consisted of the following:

                                                     2008             2007
                                                -------------    -------------
Promissory note issued to Claude Buchert, CEO
and major shareholder, on December 30, 2004
with interest of 10%. Principal along with
accrued interest are due on or before June
30, 2005.                                       $      76,845    $      57,428

Promissory note issued to Edward Shirley,
relative of Vice President, on February 23,
2004 with interest of 10% and principal
installments of $340 to be made monthly,
beginning July 1, 2004 with the remaining
principal balance and accrued interest due on
December 31, 2004.                                     30,000           30,000

Promissory notes issued to Humax West, Inc.,
shareholder, on various dates between January
26, 2006 and February 16, 2006 with interest
of 10%. Principal along with accrued interest
are payable on the maturity date March 30,
2006. The amount due in 2005 contain options
for the Holder to receive shares of the
Company stock in lieu of repayment of
principal and was converted in 2006. The 2006
loan is non-convertible.                               30,000           30,000

Promissory note issued to Stephanie Buchert,
relative of CEO, on May 1, 2004. Interest of
10% and principal installments of $200 to be
made monthly, beginning July 1, 2004 with the
outstanding principal balance and accrued
interest due on December 31, 2004.                      9,093            9,093

Promissory note issued to Celine Coicaud,
employee, on December 31, 2003. Interest of
10% and principal instalments $50 to be made
monthly, beginning July 1, 2004 with an
additional payment of $9,900 due August 10,
2004 and the remaining principal balance and
accrued interest due on December 31, 2004.                 --               --

Promissory note issued to Helene Legendre,
Vice President and shareholder, on June 30,
2004 with interest of 10% and payments of
$877 to be made monthly, beginning July 1,
2004 with the remaining principal balance and
accrued interest due on December 31, 2004.            161,702          157,702
                                                --------------   --------------

        Totals notes payable - related          $     307,640    $     284,223
                                                ==============   ==============


Total interest expense for the periods ended March 31, 2008 and March 31, 2007 for related parties amounted to $6,275 and $8,661, respectively. The Company is currently in default on various notes payable and is in the process of negotiating settlements or payments. All notes are included in current liabilities.

MANAGEMENT FEES.

The Company has employment agreements with two members of management through March 2008. These agreements are cancelable at any time by the Company or member of management. As of March 31, 2008 and December 31, 2007, the Company had $321,732 and $280,910, respectively, payable to management in arrears under these agreements. Expenses related to these agreements are recorded in general and administrative expense and amounted to $36,000 and $16,237 for the periods ended March 31, 2008 and March 31, 2007, respectively.

NOTE 10 - LEASES

The Company leases its office facility under a month-to-month lease.

CAPITAL LEASES.

The Company leases certain computers under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the balance sheets as furniture and equipment and amounted to $31,095 at March 31, 2008. Accumulated amortization of the leased equipment at March 31, 2008 was $18,579. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2008 are as follows:

                                                Three Months
                                                   Ending
                                                 March 31,        Amount
                                                ------------    ----------
                                                    2008        $   4,552
                                                    2009            1,466
                                                    2010              242
                                                 Thereafter            --
                                                                ----------
   Total minimum lease payments                                     4,552

     Less: amount representing interest                              (619)
                                                                ----------

   Present value of net minimum lease payments                      5,641

     Less: current maturities of capital lease
       obligations                                                 (4,641)
                                                                ----------

   Long-term capital lease obligations                          $   1,100
                                                                ==========

NOTE 11 - NOTES PAYABLE

As of March 31, 2008 and December 31, 2007, the Company had notes payable of $995,488 and $978,543, respectively.

                                                     2008             2007
                                                --------------   --------------
Promissory note issued to James Bell on May
26, 2004 in the amount or $25,000 with
interest of 10%. There are no monthly
payments and the principal along with the
accrued interest is due on or before December
31, 2005 or the date the Company received
proceeds from the public offering of its
shares, whichever is earlier. The promissory
note contains an option for the holder to
receive 1% of the outstanding shares in lieu
of repayment of principal.                      $      25,000    $      25,000

Promissory notes issued to ARABIA Corporation
on various dates between September 18, 2003
and May 18, 2004 with interest of 10%.
Principal along with accrued interest is
payable on the maturity dates between
September 18, 2004 and December 31, 2004.              55,000           55,000

Promissory note issued to Sax Public
Relations, Inc. December 1, 2005 with
interest accruing from September 1, 2005 at
10%. Payments of $1,000 to be made monthly
beginning February 1, 2006 through March
2007.                                                   7,586            7,586

Promissory note issued to First Bridge Capital
Inc,et al on January 20,2007, with interest
accruing at 10%. There are no monthly payments
and the principal along with the accrued interest
is due on or before December 31,2007 or the date
the Company received proceeds from the public
offering of its shares, whichever is earlier          907,902          890,957
                                                --------------   --------------

Total notes payable                             $     995,488    $     978,543
                                                ==============   ==============

The Company is currently in default on various notes payable and is in the process of negotiating settlements or payments. All notes payable are included in current liabilities.

NOTE 12 - STOCKHOLDERS' EQUITY

Following the completion of the reverse merger, the Company had two classes of stock.

PREFERRED STOCK.

An investor has subscribed to 150 shares of preferred stock, which was not yet designated. The Company still has not designated the preferred stock and is holding the subscription.

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

(a) In December 2006, accounts payable to a consulting company in the amount of $12,698 was converted into 22,650 common shares with a par value of $0.001 per share. The Company recorded common stock in the amount of $23 and additional paid in capital ("APIC") in the amount of $12,675. As of March 31, 2007, this agreement was finalized. However, stock certificates were not issued until subsequent to year-end. As of March 31, 2008, 2007, the shares were considered outstanding.

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

(

h) In April 2006, the Company granted an option to purchase 75,000 (1,500,000 pre reverse split) restricted shares of common stock, exercisable at $3.40 ($0.17 pre reverse split) per share, to an investment banking and financial advisory organization as partial compensation for assistance in identifying suitable acquisition targets and long term funding. This option was valued at $0.156 per share. The value of the option was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.17; share price of $0.17; risk free interest rate of 6.0%; expected life of 5 years; and estimated volatility of 150%. The Company recorded an increase and decrease to additional paid in capital in the amount of $234,000 to reflect the finder's fees expense involved in the reverse merger acquisition process. Because the Company did not have enough shares authorized to issue if the option was exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at September 30, 2006 using the Black-Scholes model and determined that the value of this option was $61,917. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments of $172,611 and reduced the liability due as of September 30, 2006 to $61,917. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.17 per share; and an estimated life of 4.5 years.

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

A summary of the status of, and changes in, the Company's stock warrant and option grants of and for the three months ended March 31, 2007 is presented below for all warrants and options granted to employees and non-employees:


March 31, 2007
                                          --------------------------------------------------
                                           Common Stock     Common Stock    Weighted Average
                                             Warrants         Options        Exercise Price
                                          --------------   --------------   ----------------

   Outstanding at Beginning of Year             367,308        1,304,851    $          0.68

   Granted                                       96,154               --                 --

   Forfeited                                         --               --                 --
                                          -------------    -------------    ---------------

   Outstanding at End of Period                 463,462        1,304,851    $          0.68
                                          =============    =============    ===============

   Exercisable at End of Period                 367,308        1,127,976
                                          =============    =============

NOTE 14-Subsequent Developments

On March 31, 2008, the Company's Board of Directors approved the Company's execution and delivery of an agreement to sell substantially all the assets of Vocalenvision to Tourizoom, Inc., a Nevada corporation (the "Buyer" or "Tourizoom"). After the closing of the asset sale, the Company will deposit the sale proceeds and other assets in a partial liquidating trust created in connection with the sale. Upon the closing of the asset sale, the Company will no longer be engaged in any active business. The Company sold the business and assets of Vocalenvision to its original shareholders, to the extent that they have remained shareholders of this Company, in exchange for (i) their shares of the Company, (ii) a percentage of all equity financings received by the Buyer, and (iii) a ten (10) year royalty of seven percent (7%). As consideration for the business and assets, Tourizoom will pay (i) $200,000 from a proposed Rule 504 offering and twenty (20%) of all other future equity financings received by Tourizoom during the next ten (10) years (until the ceiling is met in terms of the payments made which is not calculable at this time), and (ii) a ten (10) year royalty of seven percent (7%) calculated as 7% of Tourizoom's consolidated gross revenues including the gross revenues of the French subsidiary and all future subsidiaries, joint ventures, licensing agreements, and other indirect revenue sources. The Company also quitclaimed all of its right, title and interest in and to those assets in exchange for delivery to it of the shares of the Company's Common Stock owned by the original shareholders of Vocalenvision (then named TelePlus), to the extent that they still own such shares and to the extent that they contribute such shares to Tourizoom in exchange for shares of Tourizoom.

In order to provide that the purchase price, as received from time to time, will be applied, first, to the creditors of Vocalenvision and the Company, and secondarily, to the minority shareholders of this Company, the Board of Directors approved the establishment of a Partial Liquidating Trust. The beneficiaries of the Partial Liquidating Trust will be, in the order in which distributions will be made, the creditors of Vocalenvision and Continan, and then the minority shareholders of the Company. The term "minority shareholders" is intended to exclude certain shareholders who have loaned funds to the Company and who will likely have a continuing interest in this Company. The term is intended to include all shareholders who purchased shares of the Company following the acquisition of TelePlus and who therefore presumably have a continuing interest in the technology. The trustee of the Partial Liquidating Trust is MBDL LLC, a Florida limited liability company with principal offices located at 20869 Pinar Trail, Boca Raton, Florida 33433.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE CONCERNING RECENT DEVELOPMENTS: The Company's financial statements as at March 31, 2008 and the description and comparison of the Company's business for the periods March 31, 2008 and March 31, 2007 set forth below under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" are for historical purposes only. Effective March 31, 2008 the Company was no longer engaged in any active business, either directly, or through its wholly-owned subsidiary, Vocalenvision, Inc. ("Vocalenvision"). On March 31, 2008, the Company's Board of Directors approved the Company's execution and delivery of an agreement to sell substantially all the assets of Vocalenvision to Tourizoom, Inc., a Nevada corporation (the "Buyer" or "Tourizoom"). See the Company's Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 4, 2008 and the exhibits thereto, and the Company's Report on Form 10-KSB filed with the SEC on April 15, 2008 and the exhibits thereto.

Currently, the Company is not engaged in any active business. Instead, the Company will pursue other business activities with a company not yet selected in an industry or business area not yet identified by the Company. There can be no assurance that the Company will be successful in this effort. Furthermore, under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), the Company will be deemed a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Under recent SEC releases and rule amendments, any new transaction will be subject to more stringent reporting and compliance conditions for shell companies.

Cuurently, the Company has no full-time employees and owns no real estate and virtually no personal property. The Company will pursue a business combination, but has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company will be to seek the acquisition of or merger with an existing company. There can be no assurance the Company will succeed in this purpose. See "Risk Factors" in the Company's Form 10-KSB filed with the SEC on April 15, 2008.

The following management's discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, our unaudited financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

COMPANY BUSINESS.


NOTE: THE DESCRIPTION OF THE COMPANY'S BUSINESS SET FORTH IMMEDIATELY BELOW BECAME EFFECTIVE MARCH 31, 2008, WHEN THE COMPANY COMPLETED THE SALE OF THE ASSETS OF ITS WHOLLY-OWNED SUBSIDIARY, VOCALENVISION, INC. A DESCRIPTION OF THE COMPANY'S BUSINESS THROUGH THE DATE OF SALE IS PROVIDED BELOW UNDER THE HEADING "OVERVIEW" FOR HISTORICAL PURPOSES ONLY AS PART OF THE MANAGEMENT DISCUSSION AND ANALYSIS. THE DESCRIPTION NO LONGER APPLIES AFTER MARCH 31, 2008 WHEN THE SALE OF ASSETS TRANSACTION CLOSED.

COMPANY BUSINESS AFTER THE CLOSING. After the Closing of the sale of Vocalenvision's assets, the Company will have no full-time employees and will own no real estate and virtually no personal property. The Company will pursue a business combination, but has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company will be to seek the acquisition of or merger with an existing company.

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

         o Strength and diersity of management, either in place or scheduled for recruitment;

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

NOTE: THE DESCRIPTION OF THE COMPANY'S BUSINESS SET FORTH BELOW UNDER THE HEADING "OVERVIEW" IS FOR HISTORICAL PURPOSES ONLY. EFFECTIVE MARCH 31, 2008 THE COMPANY IS NO LONGER ENGAGED IN ANY ACTIVE BUSINESS, EITHER DIRECTLY, OR THROUGH ITS WHOLLY-OWNED SUBSIDIARY, VOCALENVISION, AS A RESULT OF THE COMPANY'S SALE OF THE ASSETS OF VOVALENVISION, A TRANSACTION THAT CLOSED ON MARCH 31, 2008. THEREFORE, ALTHOUGH THERE ARE NUMEROUS REFERENCES IN THE DESCRIPTION BELOW TO THE COMPANY'S PERSONAL MOBILE PHONE BUSINESS, THESE REFERENCES NO LONGER APPLY TO THE COMPANY AFTER MARCH 31, 2008.

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

         Until March 31, 2008, the Company was the parent company of Vocalenvision, a pioneer in the field of wireless communications. The Company's main role is that of a research and development incubator that endeavors to create new opportunities for its subsidiary for the continually evolving convergence of international GSM wireless, that create the vehicles that consistently deliver its innovative "native-language" contents and services to the end-user customer.

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


(A)      REVENUES.

         Revenues were $-0- for the three months ended March 31, 2008 compared to $1,242 for the three months ended March 31, 2007, a decrease of $1,242 or approximately 1000%. The decline in revenues was largely due to the fact that we are still a development stage company, and the Company's focus has been on raising capital that is necessary to fund its operations. Revenues for the period from September 2, 2002 (inception) through March 31, 2007 were $154,239.

(B)      GENERAL AND ADMINISTRATIVE EXPENSES.

         General and administrative expenses were $121,028 for the three months ended March 31, 2008 compared to $262,208 for the three months ended March 31, 2007, a decrease of $141,180 or approximately 54%. The decrease in expenses was largely due to decreased consulting expenses and elimination of certain product testing.

(C)      OTHER INCOME (EXPENSE).

         Total other expenses were $10,960 for the three months ended March 31, 2008 compared to $15,868 for the three months ended March 31, 2007, a decrease of $4,908 or approximately 40%.

(D)      NET LOSS.

         The net loss was $147,001 for the three months ended March 31, 2008 compared to $307,110 for the three months ended March 31, 2007, a decrease of $160,109 or approximately 52%. Overall expenses declined because the Company did not pursue its test marketing activities and terminated certain consulting relationships.


OPERATING ACTIVITIES.

         Net cash used in operating activities was $36,638 for the three months ended March 31, 2008 compared to $338,115 for the three months ended March 31, 2007, a decrease of $301,477 or approximately 89%. The primary reason the Company used less cash was the lack of funds due to inability to raise capital from private investors.

         The principal components of the net cash used in operations for the three months ended March 31, 2007 was a net loss of $307,910, offset by the stock compensat ion for consulting services and options granted to management and employees in the amount of $108,650, a decrease in accounts payable of $82,182, and a decrease in accrued liabilities of $79,247. Net cash used in operating activities was $3,133,073 for the period from September 2, 2002 (inception) through March 31, 2008.

INVESTING ACTIVITIES.

         Net cash used in investing activities was $-0- for the three months ended March 31, 2008 compared to $2,759 for the three months ended March 31, 2007. Net cash used in investing activities was $554,479 for the period from September 2, 2002 (inception) through March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES.

         As of March 31, 2008, the Company had total current assets of $2,361 and total current liabilities of $2,341,964, resulting in a working capital deficit of $2,339,603. At March 31, 2008, the Company's assets consisted solely of cash. As a development stage company that began operations in 2002, the Company has incurred $8,193,148 in cumulative total losses from inception through March 31, 2008.

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

         The Company's current cash flow from operations will not be sufficient to maintain its capital requirements for the year. Therefore, the Company's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing in a currently indeterminate amount during the year ending December 31, 2008.

         By contrast with the first quarter of 2007, the Company has not been measurably successful in obtaining the required cash resources by issuing stock and notes payable, including related party notes payable, to service the Company's operations through the first quarter of 2008. Net cash provided by financing activities was $38,999 for the three months ended March 31, 2008 compared to $332,164 for the three months ended March 31, 2007, a decrease of $293,165 or approximately 88%. This decrease was primarily the result of the precariousness of the Company's financial position coupled with the Company's inability to implement the next stages in its business plan for the continued refinement and testing of the product, the expansion of the licensee base and the ability to purchase inventory for sale or lease. Net cash used in financing activities was $3,689,913 for the period from September 2, 2002 (inception) through March 31, 2008.

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

CONTRACTUAL OBLIGATIONS.

(A)   CAPITAL LEASE.

      The Company leases certain computers under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the balance sheets as furniture and equipment and amounted to $17,911 at March 31, 2008. Accumulated amortization of the leased equipment at March 31, 2008 was $18,579. Amortization of assets under capital leases is included in depreciation expense.

(B)      OPERATING LEASES.

         The principal executive offices for the Company currently consist of approximately 1,048 square feet of office space, which are located at 4684 Admiralty Way-Suite 500, Marina del Rey, California 90292. The Company leases this property on a month-to-month basis at the current monthly rent of $3,245 as of March 31, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

         In the Company's Form 10-QSB for the period ended on March 31, 2007, the Company disclosed certain deficiencies that existed in the design or operation of the Company's internal control over financial reporting. However, the Company incorrectly disclosed that it has such controls. In reality, the Company does not currently have such controls. Under SEC Rules that affect the Company, the Company is required to provide management's report on internal control over financial reporting for its first fiscal year ending on or after December 15, 2007. The Company has prepared management's report as required and delivered a copy to its auditors. The Company is not required to file the auditor's attestation report on internal control over financial reporting until it files an annual report for its first fiscal year ending on or after December 15, 2008.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

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



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      None.

ITEM 1A.  RISK FACTORS.

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         There were no unregistered sales of the Company's equity securities during the three months ended on March 31, 2008 that have not previously been reported. There were no purchases of the Company's common stock by the Company's affiliates or by it during the three months ended March 31, 2008.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         As of March 31, 2008, the Company was in default in the payment of $1,303,130 in principal amount of various notes payable (related and non-related parties, as discussed in Notes 9 and 11 to the financial statements, but excluding the note payable to First Bridge Capital) and in the payment of $184,337 of accrued interest. The Company is in the process of negotiating settlements or payments. All notes are included in current liabilities. The Company is negotiating with the lenders to secure a conversion of the debt to a proposed series of convertible preferred stock; pending the resolution of this matter, the lenders are exercising forbearance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5. OTHER INFORMATION.

         None.


ITEM 6. EXHIBITS.

         Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONTINAN COMMUNICATIONS, INC.


Dated: May 20, 2008
                                       By:  /s/ Geoffrey A. Fox
                                            ------------------------------------
                                            Geoffrey A. Fox,
                                            Chief Executive Officer
                                            and Chief Financial Officer

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