Form 10QSB
period 2008-06-30
CONTINAN COMMUNICATIONS, INC.
filed 2008-08-19
CIK 1114208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

       As of July 31, 2008, the Company had 43,213,539 shares of common stock issued and outstanding.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

            CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2008.....................4

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            AND SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007,
            AND FOR THE PERIOD OF INCEPTION (SEPTEMBER 16, 2002)
            TO JUNE 30, 2008...................................................5

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
            PERIOD OF INCEPTION (SEPTEMBER 16, 2002) TO JUNE 30, 2008..........6

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
            ENDED JUNE 30, 2008 AND JUNE 30, 2007, AND FOR THE PERIOD
            OF INCEPTION (SEPTEMBER 16, 2002) TO JUNE 30, 2008.................7

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................28

   ITEM 4.  CONTROLS AND PROCEDURES...........................................37

   ITEM 4A. CONTROLS AND PROCEDURES ..........................................38

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.................................................39

   ITEM 1A  RISK FACTORS

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......39

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................39

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............39

   ITEM 5.  OTHER INFORMATION.................................................39

   ITEM 6.  EXHIBITS..........................................................39

SIGNATURES....................................................................40

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

NOTE CONCERNING RECENT DEVELOPMENTS:

      The Company's financial statements as at June 30, 2008 and the description and comparison of the Company's business for the periods June 30, 2008 and June 30, 2007 set forth below under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" is for historical purposes only. Effective March 31, 2008 the Company was no longer engaged in any active business, either directly, or through its wholly-owned subsidiary, Vocalenvision, Inc. ("Vocalenvision"). On March 31, 2008, the Company's Board of Directors approved the Company's execution and delivery of an agreement to sell substantially all the assets of Vocalenvision to Tourizoom, Inc., a Nevada corporation (the "Buyer" or "Tourizoom"). See the Company's Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 4, 2008 and the exhibits thereto, and the Company's Report on Form 10-KSB filed with the SEC on April 15, 2008 and the exhibits thereto.

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

      Cuurently, the Company has no full-time employees and owns no real estate and virtually no personal property. The Company will pursue a business combination, but has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company will be to seek the acquisition of or merger with an existing company. There can be no assurance the Company will succeed in this purpose. See "Risk Factors" in the Company's Form 10-KSB filed with the SEC on April 15, 2008 and in this Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                          CONTINAN COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2008
                                   (UNAUDITED)


ASSETS

Current assets:
    Cash
    Other receivables                                               $   281,357
    Prepaid expense
                                                                    -----------
        Total current assets                                            281,357

                                                                    -----------

              Total assets                                          $   281,357
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                $   354,750
    Accrued liabilities                                                 127,463
    Accrued interest on notes payable - related party                   146,143
    Accrued management fees                                              18,419
    Notes payable                                                       956,313
    Income tax payable                                                      800
                                                                    -----------
        Total current liabilities                                     1,603,888


Stockholders' deficit:
    Preferred stock, par value of $0.001; 10,000,000
      shares authorized 150 issued and outstanding                           --
    Common stock; par value of $0.001; 100,000,000
      shares authorized 43,213,522 issued and outstanding                43,214
    Additional paid in capital                                        6,377,651
    Deficit accumulated during the development stage                 (7,743,396)
                                                                    -----------
       Total stockholders' deficit                                   (1,322,531)
                                                                    -----------

             Total liabilities and stockholders' deficit            $   281,357
                                                                    ===========


           See Accompanying Notes to Consolidated Financial Statements




                                          CONTINAN COMMUNICATIONS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                                                                           PERIOD FROM
                                               FOR THE THREE MONTHS            FOR THE SIX MONTHS           SEPTEMBER
                                                  ENDED JUNE 30,                 ENDED JUNE 30,              16, 2002
                                          ----------------------------    ----------------------------    (INCEPTION) TO
                                              2008            2007            2008            2007        JUNE 30, 2008
                                          ------------    ------------    ------------    ------------    ------------

Revenues                                  $         --    $        800    $         --    $      2,042    $    154,239

Expenses:
  Direct costs                                      --          13,034              --          14,246         402,081
  Selling expenses                                  --          48,290              --          59,823       1,850,354
  Depreciation and amortization                     --          16,878          15,013          33,598         233,760
  General and administrative expenses           13,325         274,627         134,353         537,235       4,703,788
                                          ------------    ------------    ------------    ------------    ------------
    Total expenses                              13,325         352,829         149,366         644,902       7,189,983

Other income (expenses), net:
  Interest expense                             (42,130)        (16,514)        (53,090)        (32,382)       (382,280)
  Other expense                                     --              --              --            (411)           (954)
  Gain (loss) on derivative instruments             --           1,572              --           1,572        (841,821)
  Gain (loss) on sale of assets                509,207              --         509,207              --         509,207
  Other income                                      --              --              --              --        (134,345)
                                          ------------    ------------    ------------    ------------    ------------
    Total other income (expenses), net         467,077         (27,947)        456,177         31,221        (850,193)
                                          ------------    ------------    ------------    ------------    ------------

Loss before provision for income taxes         453,752        (366,971)        306,751        (674,081)     (7,886,397)

Provision for income taxes                          --              --              --             800           4,000
                                          ------------    ------------    ------------    ------------    ------------

Net Loss                                  $    453,752    $   (366,971)   $    306,751    $   (674,881)   $ (7,890,397)
                                          ============    ============    ============    ============    ============

Net loss per common share - basic
  and diluted                             $       0.01    $      (0.01)   $       0.01    $      (0.03)   $      (0.23)
                                          ============    ============    ============    ============    ============

Basic and diluted weighted average
  common shares outstanding (1)             43,213,522      25,912,978      43,213,522      11,244,350      35,692,926
                                          ============    ============    ============    ============    ============

(1) Adjusted for a 1 for 20 reverse split effective on December 1, 2006.


                           See Accompanying Notes to Consolidated Financial Statements



                                                  CONTINAN COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO JUNE 30, 2008
                                                           (UNAUDITED)
                                                                                                             DEFICIT
                                                                                               ADDITIONAL  ACCUMULATED    TOTAL
                                                 PREFERRED STOCK            COMMON STOCK         PAID IN   DEVELOPMENT SHAREHOLDERS
                                         ----------------------     -----------------------      CAPITAL      STAGE       EQUITY
                                            SHARES      AMOUNT       SHARES          AMOUNT     (RESTATED) (RESTATED)    (DEFICIT)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------

Balance at December 31, 2004               3,000,000  $     3,000           --    $        --  $ 2,123,608 $  (958,325) $ 1,168,283
  Net loss                                        --           --           --             --          --   (1,053,248)  (1,053,248)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------
Balance at September 30, 2005              3,000,000        3,000           --             --    2,123,608  (2,011,573)     115,035
    Net loss                                (305,880)    (305,880)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------
Balance at December 31, 2005               3,000,000        3,000           --             --    2,123,608  (2,317,453)    (190,845)
  Reverse acquisition, May 2006                   --           --    1,699,108(1)       1,699      971,820          --      973,519
   Stock options granted for
      consulting services                         --           --           --             --       40,343          --       40,343
   Stock options granted to employees             --           --           --             --       33,619          --       33,619
   Stock options granted to management            --           --           --             --       58,273          --       58,273
   Stock options granted for finders fee          --           --           --             --       37,737          --       37,737
   Fees on reverse acquisition                    --           --           --             --      (37,737)         --      (37,737)
   Issue of common stock
      upon exercise of warrants                   --           --      290,000            290         (290)         --           --
   Issue of common stock
      for consulting service                      --           --      249,500            250      548,750          --      549,000
   Conversion of preferred stock
      to common stock                     (3,000,000)      (3,000)  20,250,000         20,250      (17,250)         --           --
Conversion of notes payable to
      common stock - Rackgear Inc.                --           --      210,914            211       63,063          --       63,274
   Conversion of accounts payable in the
      amount of $12,698 to common stock           --           --       22,650             23       12,675          --       12,698
   Conversion of notes payable to
      preferred stock - First Bridge Ban       5,510            6           --             --      550,951          --      550,957
   Conversion of notes payable to
      common stock  - Kurt Hiete                  --           --      200,000            200       60,326          --       60,526
   Conversion of accounts payable  in th
      amount of $34,865 to common stock           --           --       35,000             35       34,830          --       34,865
   Issue of common stock for
      consulting services                         --           --    2,710,000          2,710    1,623,290          --    1,626,000
   Stock options granted for
      consulting services                         --           --           --             --       48,846          --       48,846
   Stock options granted for
      consulting services                         --           --           --             --      215,748          --      215,748
   Stock options granted to employees             --           --           --             --       93,236          --       93,236
   Transfer to derivative liability               --           --           --             --     (307,516)         --     (307,516)
   Net loss                                       --           --           --             --           --  (4,336,029)  (4,336,029)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------
Balance at December 31, 2006                   5,510            6   25,667,172         25,668    6,154,322  (6,653,482)    (473,486)
   Conversion of note payable to
      preferred stock                            150           --           --             --       15,000          --       15,000
   Stock issued for consulting services           --           --      804,000            804       80,326          --       81,130
   Cancellation of conversion of
      A/P in the amount of $12,698 to
      common stock                                --           --      (22,650)           (23)     (12,675)         --      (12,698)
   Conversion of A/P and management fees          --           --   16,700,000         16,700      658,544          --      675,244
   Cancellation of Conversion of note
      payable and accrued Interest to
      preferred stock - First Bridge
      Capital                                 (5,510)          (6)          --             --     (550,951)         --     (550,957)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------

   Net loss                                       --           --           --             --           --  (1,396,665)  (1,396,665)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------
Balance at December 31, 2007                     150  $         0   43,213,522    $    43,214  $ 6,377,651 $(8,050,147) $(1,629,282)

  Net gain                                        --           --           --             --           --     306,750      306,750
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------
 Bslance at June 30 , 2008                     5,660  $         0   43,213,522    $    43,214  $ 6,277,907 $(7,742,397) $(1,322,532)
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


                                   See Accompanying Notes to Consolidated Financial Statements




                                        CONTINAN COMMUNICATIONS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)


                                                                                                              PERIOD FROM
                                                                            FOR THE SIX      FOR THE SIX  SEPTEMBER 16, 2002
                                                                            MONTHS ENDED     MONTHS ENDED   (INCEPTION) TO
                                                                           JUNE 30, 2008    JUNE 30, 2007    JUNE 30, 2008
                                                                           -------------    -------------    -------------
Cash flows from operating activities:
  Net loss                                                                 $     306,750    $    (674,881)   $  (7,736,547)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                                   15,013           33,598          218,746
  Stock compensation for consulting services and
    options granted to management and employees                                       --          114,280        3,114,329
  (Gain) loss on settlement of debt                                                   --               --          127,557
  (Gain) loss on derivative instruments                                               --           (1,572)              --
  Write-off accounts payable                                                          --               --            3,059
  (Increase) decrease in assets:
        Accounts receivable                                                           --               --               --
        Other receivables                                                       (281,357)           1,758         (281,357)
        Security deposit                                                           3,595            4,300               --
        Prepaid expenses                                                              --              500               --
  Increase (decrease) in liabilities:
        Accounts payable                                                           3,639           39,152          674,607
        Accrued liabilities                                                           --            8,983          177,450
        Accrued interest on notes payable - related party                        (47,780)           5,560           25,645
        Accrued interest on notes payable                                         20,085           16,970          149,085
        Accrued management fees                                                 (267,313)          98,213          176,223
        Income tax payable                                                            --              800               --
                                                                           -------------    -------------    -------------
              Net cash used in operating activities                             (247,368)        (352,339)      (3,351,203)

Cash flows from investing activities:
  Payment for intangible assets                                                       --               --         (101,369)
  Payment for software development costs                                              --               --         (411,567)
  Purchase of equipment                                                          560,826           (3,804)         536,703
                                                                           -------------    -------------    -------------
              Net cash used in investing activities                              560,826           (3,804)        (538,103)

Cash flows from financing activities:
  Sale of common stock                                                                --          214,500          247,500
  Payments on note payable-related party                                              --               --           (2,734)
  Borrowings on notes payable - related party                                   (284,223)          65,910        2,452,765
  Borrowings on notes payable                                                    (22,230)         218,500          678,756
  Payments on capital lease obligations                                           (7,005)          (5,938)         (31,431)
                                                                           -------------    -------------    -------------
  Net cash provided by financing activities                                     (313,458)         492,972        3,575,773

Increase (decrease) in cash                                                           --          (11,658)           7,083

Cash, beginning of the period                                                         --           25,753               --
                                                                           -------------    -------------    -------------
Cash, end of the period                                                    $          --    $      14,095    $       7,083
                                                                           =============    =============    =============

Supplemental disclosures of cash flow information:
     Interest paid                                                         $          --    $          --    $          --
                                                                           =============    =============    =============
     Income taxes paid                                                     $          --    $         800    $       3,200
                                                                           =============    =============    =============

Supplemental disclosures of non cash investing and financing activities:
     Furniture and equipment acquired through exchange of stock            $          --    $          --    $      30,250
                                                                           =============    =============    =============
     Developed software acquired through exchange of stock                 $          --    $          --    $     165,000
                                                                           =============    =============    =============
     Conversion of note payable to preferred stock                         $          --    $          --    $     565,957
                                                                           =============    =============    =============
     Conversion of notes payable and accrued interest into common stock    $          --    $          --    $     123,800
                                                                           =============    =============    =============
     Conversion of A/P and management fees into common stock               $          --    $          --    $     381,993
                                                                           =============    =============    =============
     Purchase of equipment through capital leases                          $          --    $          --    $      29,843
                                                                           =============    =============    =============
     Issuance of stock options for consulting services                     $          --    $      40,000    $     386,067
                                                                           =============    =============    =============
     Issuance of common stock for consulting services                      $          --    $          --    $   2,208,150
                                                                           =============    =============    =============
     Stock options granted to management and employees                     $          --    $      11,400    $     185,128
                                                                           =============    =============    =============
     Issue of common stock upon exercise of warrants                       $          --    $         290    $         290
                                                                           =============    =============    =============


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

IMPAIRMENT OF LONG-TERM ASSETS.
Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2008 the Company does not have any long-term assets for which this re-evaluation needs to occur.

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


NOTE 3 - GOING CONCERN

The Company has no significant operating history and, from (inception) to June 30, 2008, has generated a net loss of $7,743,396. The accompanying financial statements for the period ended June 30, 2008 have been prepared assuming the Company will continue as a going concern. During fiscal year 2006, management completed a reverse merger with Texxon and intended to raise equity through a private placement. In March 2008 the Company sold substantially all its assets to Tourizoom, Inc. The ability of the Company to continue wil depend upon its ability to raise capital and to find a new business to operate.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the company to continue as a going concern.


NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of June 30, 2008 and December 31, 2007

                                                            2008        2007
                                                          --------    --------

         Furniture and fixtures                           $     --    $ 12,272

         Computers and equipment                                --      66,211
                                                          --------    --------

             Total                                              --      78,483

         Less: accumulated depreciation                         --     (56,451)
                                                          --------    --------

         Machinery and equipment, net                     $     --    $ 21,922
                                                          ========    ========

Depreciation expense amounted to $4,011 for the period ended March 31, 2008 and $15,965 for the year ended December 31, 2007.


NOTE 6 - DEVELOPED SOFTWARE

The Company has developed internal use software for the purpose of managing its wireless network and specific services. The total capitalized cost of this software at June 30, 2008 was $0 and December 31, 2007 was $593,986. Accumulated amortization amounted to $0 and $95,605 as of June 30, 2008 and December 31, 2007, respectively. Amortization expense amounted to $9,899 and $19,166 for the periods ended June 30, 2008 and June 30,2007.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2008 and December 31, 2007:

                                                          2008           2007
                                                        ---------     ---------

         Patent application costs                       $      --     $  60,982

         Website development costs                             --        40,908

         Network interconnection                               --         5,300
                                                        ---------     ---------

             Total                                             --       107,190

         Less: accumulated amortization                        --       (51,656)
                                                        ---------     ---------

         Intangible assets, net                         $      --     $  55,534
                                                        =========     =========

Amortization expense amounted to $1,103 for the period ended June 30, 2007 and $6,423 for the period ended June 30, 2006.


NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2008 are as follows:

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
                                                                    ===========

At June 30, 2008 and December 31, 2007, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $5,4014,539 and $4,873,839, respectively. Federal NOLs could, if unused, expire in 2024. State NOLs, if unused, could expire in 2014.

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2008 and December 31, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, 2008 and December 31, 2007 are as follows:

                                                             2008         2007
                                                            -------     -------
         U. S. Federal Statutory rate                         34.0%       34.0%

         State tax rate, net of federal benefit                6.0         6.0

         Less valuation allowance                            (40.0)      (40.0)
                                                            -------     -------

         Effective income tax rate                              -- %        -- %
                                                            =======     =======

NOTE 9 - RELATED PARTY TRANSACTIONS

NOTES PAYABLE.

The Company has received loans from related parties. These related parties consist of various members of management who are also stockholders. The related parties also consist of an employee, a relative of the CEO, and a stockholder of the Company. As of June 30, 2008 the Company did not have any loans due to related parties and at June 30, 2007 and December 31, 2007, the Company had loans due to related parties of $215,575 and $193,658, respectively. Loans due to related parties consisted of the following:

                                                                                      2008            2007
                                                                                 -------------   ---------------
Promissory note issued to Claude Buchert, CEO, on December 30, 2004 with interest of 10%. Principal along with accrued interest are due
on or before June 30, 2005.                                                      $          --   $        57,428

Promissory note issued to Edward Shirley, relative of Vice President, on
February 23, 2004 with interest of 10%, with the remaining principal
balance and accrued interest due on December 31, 2004.                                      --            30,000

Promissory notes issued to Humax West, Inc., stockholders, on various dates between January 26, 2006 and February 16, 2006 with interest of 10%. Principal along with accrued interest are payable on the maturity date March 30, 2006.
The amount due in 2005 contain options for the Holder to receive shares of the
Company stock in lieu of repayment of principal and
was converted in 2006. The 2006 loan is non-convertible.                                    --            30,000 (1)

Promissory note issued to Stephanie Buchert, relative of CEO, on May 1, 2004 with interest of 10%, with the outstanding principal balance and
accrued interest due on December 31, 2004.                                                  --             9,093

Promissory note issued to Helene Legendre, Vice President and stockholder, on
June 30, 2004 with interest of 10%, with the remaining principal balance
and accrued interest due on December 31, 2004.                                              --           133,546
                                                                                 -------------   ---------------

     Totals notes payable - related                                              $          --   $       284,224
                                                                                 =============   ===============

(1) The number for Humax West, Inc. for December 31, 2006 was incorrectly reported in the March 31, 2007 Form 10-OQSB as $326,000.


Total interest expense for the periods ended June 30, 2008 and June 30, 2007 for related parties amounted to $6,275 and $10,553, respectively. The Company is currently in default on various notes payable and is in the process of negotiating settlements or payments. All notes are included in current liabilities.

MANAGEMENT FEES.

The Company has employment agreements with two members of management through March 2008. These agreements are cancelable at any time by the Company or member of management. As of June 30, 2008 and December 31, 20076, the Company had $0 and $280,910, respectively, payable to management in arrears under these agreements. Expenses related to these agreements are recorded in general and administrative expense and amounted to $36,000 and $72,737 for the periods ended June 30, 2008 and June 30, 2007, respectively.


NOTE 10 - LEASES

The Company leases its office facility under a month-to-month lease.

CAPITAL LEASES.

The Company does not have any capital leases.

NOTE 11 - NOTES PAYABLE

As of June 30, 2008 and December 31, 2007, the Company had notes payable of $956,313 and $978,543, respectively.

                                                          2008           2007
                                                       -----------   -----------

Promissory note issued to James Bell on May 26,
2004 in the amount or $25,000 with interest of
10%. There are no monthly payments and the
principal along with the accrued interest is due
on or before December 31, 2005 or the date the
Company received proceeds from the public offering
of its shares, whichever is earlier. The
promissory note contains an option for the holder
to receive 1% of the outstanding shares in lieu of
repayment of principal.                                $        --   $    25,000

Promissory notes issued to ARABIA Corporation on
various dates between September 18, 2003 and May
18, 2004 with interest of 10%. Principal along
with accrued interest is payable on the maturity
dates between September 18, 2004 and December 31,
2004.                                                           --        55,000

Promissory note issued to Sax Public Relations,
Inc. December 1, 2005 with interest accruing from
September 1, 2005 at 10%. Payments of $1,000 to be
made monthly beginning February 1, 2006 through
March 2007.                                                  7,586         7,586

Promissory note issued to First Bridge Capital
Inc,et al on January 20,2007, with interest
accruing at 10%. There are no monthly payments and
the principal along with the accrued interest is
due on or before December 31,2007 or the date the
Company received proceeds from the public offering
of its shares, whichever is earlier                        948,727       890,957
                                                       -----------   -----------

Total notes payable                                    $   956,313   $   978,543
                                                       ===========   ===========

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

The following schedule summarizes the total liability originally recognized, the gain (loss) during the last fiscal year, the amount transferred to equity upon recapitalization and the remaining liability at June 30, 2008:


Original      Gain/(Loss)                  Liability as of                       December 31,
                                       Liability    Recognized       Equity         2006
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

A summary of the status of, and changes in, the Company's stock warrant and option grants of and for the six months ended June 30, 2008 is presented below for all warrants and options granted to employees and non-employees:


June 30, 2008
                                          -------------------------------------------------
                                           Common Stock     Common Stock   Weighted Average
                                             Warrants         Options        Exercise Price
                                          -------------    -------------    ---------------

   Outstanding at Beginning of Year             367,308        1,304,851    $          0.68

   Granted                                       96,154               --                 --

   Forfeited                                         --               --                 --
                                          -------------    -------------    ---------------

   Outstanding at End of Period                 463,462        1,304,851    $          0.68
                                          =============    =============    ===============

   Exercisable at End of Period                 367,308        1,127,976
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

NOTE CONCERNING RECENT DEVELOPMENTS: The Company's financial statements as at June 30, 2008 and the description and comparison of the Company's business for the periods June 30, 2008 and June 30, 2007 set forth below under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" are for historical purposes only. Effective March 31, 2008 the Company was no longer engaged in any active business, either directly, or through its wholly-owned subsidiary, Vocalenvision, Inc. ("Vocalenvision"). On March 31, 2008, the Company's Board of Directors approved the Company's execution and delivery of an agreement to sell substantially all the assets of Vocalenvision to Tourizoom, Inc., a Nevada corporation (the "Buyer" or "Tourizoom"). See the Company's Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 4, 2008 and the exhibits thereto, and the Company's Report on Form 10-KSB filed with the SEC on April 15, 2008 and the exhibits thereto.

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

Cuurently, the Company has no full-time employees and owns no real estate and virtually no personal property. The Company will pursue a business combination, but has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company will be to seek the acquisition of or merger with an existing company. There can be no assurance the Company will succeed in this purpose. See "Risk Factors" in the Company's Form 10-KSB filed with the SEC on April 15, 2008 and in Item 1A of this Form 10-Q.

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

         We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipates he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

         Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

(A) REVENUES.

      Revenues were $-0- for the six months ended June 30, 2008 compared to $2,042 for the six months ended June 30, 2007, because the Company ceased operations effective as of March 30, 2008 when it sold substantially all its assets to Tourizoom, Inc. Revenues were $-0- for the three months ended June 30, 2008 compared to $800 for the three months ended June 30, 2007, a decrease of $800.

      Revenues for the period from September 2, 2002 (inception) through June 30, 2008 were $154,239.

(B) DIRECT COSTS

      Direct costs were $-0- for the six months ended June 30, 2008 compared to $14,426 for the six months ended June 30, 2007, a decrease of $14,426. Direct costs were $-0- for the three months ended June 30, 2008 compared to $13,034 for the three months ended June 30, 2007, a decrease of $13,304. The decrease in direct costs was related to the cessation of the Company's business operations. By contrast, in 2007 management was focused on raising capital and developing its three new products: (i) the wholesale of Vocalyz(TM) products to major international wireless providers; (ii) the complete "Travel Kit"; and (iii) the positioning of its SIM card with its proprietary software, delivering an array of travelers' service and adaptable to most GSM cellular phones in the U.S. and Europe.

(C) GENERAL AND ADMINISTRATIVE EXPENSES.

      General and administrative expenses were $134,353 for the six months ended June 30, 2008 compared to $537,235 for the six months ended June 30, 2007, a decrease of $402,882 or approximately 80%. General and administrative expenses were $13,325 for the three months ended June 30, 2008 compared to $274,627 for the three months ended June 30, 2007, a decrease of $261,302 or approximately 98%. The decrease in expenses was due to the cessation of the Company's business operations.

(D) NET PROFIT.

      The net profit for the six months ended June 30, 2008 was $306,751 compared to a loss of $674,882 for the six months ended June 30, 2007, a change of $981,632 or 100%. The net profit was $453, for the three months ended June 30, 2008 compared to a net loss of $366,971 for the three months ended June 30, 2007, a decrease of $827,023 or approximately 100%. The net profit was caused by the Company's sale of its operating business subsidiary.

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

OPERATING ACTIVITIES.

      Net cash used in operating activities was $569,131 for the six months ended June 30, 2008 compared to $352,339 for the six months ended June 30, 2007, a change of $921,470 or approximately 100%. The primary reason for the change was the cessation of the Company's business operations.

      Net cash used in operating activities was $ for the period from September 2, 2002 (inception) through June 30, 2008.

INVESTING ACTIVITIES.

      Net cash used in investing activities was $57,770 for the six months ended June 30, 2008 compared to $3,804 for the six months ended June 30, 2007. Net cash used in investing activities was $554,479 for the period from September 2, 2002 (inception) through June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES.

      As of June 30, 2008, the Company had total current assets of $281,357 and total current liabilities of $1,604,513, resulting in a working capital deficit of $1,323,156. At June 30, 2008, the Company's current assets consisted solely cash on hand. As a development stage company that began operations in 2002, the Company has incurred $7,740,021 in cumulative total losses from inception through June 30, 2008.

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

      Net cash provided by financing activities was $-0- for the six months ended June 30, 2008 compared to $354,516 for the six months ended June 30,2007, a change of $(354,000). This decrease was primarily the result of the cessation of the Companby's business operations. Net cash used in financing activities was $3,344,856 for the period from September 2, 2002 (inception) through June 30, 2008.

      The Company has ceased issuing stock to various vendors to make payments for services rendered. In the six months ending June 30, 2008, the Company did not issue shares of stock in payment of services.

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

CONTRACTUAL OBLIGATIONS.

(A) CAPITAL LEASE.

      The Company has no capital leases.

(B) OPERATING LEASES.

      The principal executive offices for the Company currently consist of approximately 1,000 square feet of office space (some of which is shared use), which are located at 4640 Admiralty Way, Suite 500. Marina del Rey, California 90292. The Company leases this property on a month-to-month basis at the current monthly rent of $2,500 as of June 30, 2008.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      There were no unregistered sales of the Company's equity securities during the three months ended on June 30, 2008 that have not previously been reported. There were no purchases of the Company's common stock by the Company's affiliates or by it during the three months ended June 30, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      As of June 30, 2008, the Company was in default in the payment of $978,543 in principal amount of various notes payable (related and non-related parties, as discussed in Notes 9 and 11 to the financial statements, but excluding the note payable to First Bridge Capital) and in the payment of $145,763 of accrued interest. The Company is in the process of negotiating settlements or payments. All notes are included in current liabilities. The Company is negotiating with the lenders to secure a conversion of the debt to a proposed series of convertible preferred stock; pending the resolution of this matter, the lenders are exercising forbearance.

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

                                       CONTINAN COMMUNICATIONS, INC.


Dated: August 19, 2008
                                       By:  /s/ Geoffrey A. Fox
                                            ------------------------------------
                                            Geoffrey A. Fox,
                                            Chief Executive Officer
                                            and Chief Financial Officer

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

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on May 9, 2007).

31.1 Rule 13a-14(a)/15d-14(a) Certification of Geoffrey A.Fox (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Geoffrey A. Fox (filed herewith).

32.1      Section 1350 Certification of Geoffrey A. Fox (filed herewith).

32.2      Section 1350 Certification of Geoffrey A. Fox (filed herewith).

99 Provisional Patent Application, dated September 20, 2004 (incorporated by reference to Exhibit 99 of the Form 10-KSB filed on May 9, 2007).