Form 10-Q
period 2008-09-30
CONTINAN COMMUNICATIONS, INC.
filed 2008-11-19
CIK 1114208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

                  11 East 44t Street-19th Fl., New York, New York 10017
         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 687-1222
                                 --------------
                          (Company's Telephone Number)

         4640 Admiralty Way, Suite 500, Marina del Rey, California 90292
              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

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

       As of November 14, 2008, the Company had 43,213,539 shares of common stock issued and outstanding.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

            CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2008............... 4

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            AND NINE MONTHS ENDED SETEMBER 30, 2008 AND SEPTEMBER 30, 2007,
            AND FOR THE PERIOD OF INCEPTION (SEPTEMBER 16, 2002)
            TO SEPTEMBER 30, 2008............................................. 5

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
            PERIOD OF INCEPTION (SEPTEMBER 16, 2002) TO SEPTEMBER 30, 2008.... 6

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
            ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007, AND FOR THE
            PERIOD OF INCEPTION (SEPTEMBER 16, 2002) TO JUNE 30, 2008......... 7

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................ 9

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................34

   ITEM 4.  CONTROLS AND PROCEDURES...........................................45

   ITEM 4T. CONTROLS AND PROCEDURES ..........................................46

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.................................................47

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......47

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................47

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............47

   ITEM 5.  OTHER INFORMATION.................................................47

   ITEM 6.  EXHIBITS..........................................................47

SIGNATURES....................................................................48

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

NOTE CONCERNING RECENT DEVELOPMENTS:

      The Company's financial statements as at September 30, 2008 and the description and comparison of the Company's business for the periods September 30, 2008 and September 30, 2007 set forth below under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" is for historical purposes only. Effective March 31, 2008 the Company was no longer engaged in any active business, either directly, or through its wholly-owned subsidiary, Vocalenvision, Inc. ("Vocalenvision"). On March 31, 2008, the Company's Board of Directors approved the Company's execution and delivery of an agreement to sell substantially all the assets of Vocalenvision to Tourizoom, Inc., a Nevada corporation (the "Buyer" or "Tourizoom"). See the Company's Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 4, 2008 and the exhibits thereto, and the Company's Report on Form 10-KSB filed with the SEC on April 15, 2008 and the exhibits thereto.

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

      Currently, the Company has no full-time employees and owns no real estate and virtually no personal property. The Company will pursue a business combination, but has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company will be to seek the acquisition of or merger with an existing company. There can be no assurance the Company will succeed in this purpose. See "Risk Factors" in the Company's Form 10-KSB filed with the SEC on April 15, 2008 and in this Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          CONTINAN COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30, 2008
                                   (UNAUDITED)


ASSETS

Current assets:
    Cash
    Other receivables                                           $       281,357
    Prepaid expense
                                                                ----------------
        Total current assets                                            281,357

                                                                ----------------

              Total assets                                      $       281,357
                                                                ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                            $       389,021
    Accrued liabilities                                                 127,463
    Accrued interest on notes payable -                                 172,022
    Accrued management fees                                              18,419
    Notes payable                                                       960,313
    Income tax payable                                                      800
                                                                ----------------
        Total current liabilities                                     1,668,038


Stockholders' deficit:
    Preferred stock, par value of $0.001; 10,000,000
      shares authorized 150 issued and outstanding                          -
    Common stock; par value of $0.001; 100,000,000
      shares authorized 43,213,522 issued and outstanding               43,214
    Additional paid in capital                                        6,377,651
    Deficit accumulated during the development stage                 (7,807,754)
                                                                ----------------
       Total stockholders' deficit                                   (1,386,681)
                                                                ----------------

             Total liabilities and stockholders' deficit        $       281,357
                                                                ================


           See Accompanying Notes to Consolidated Financial Statements

                                               CONTINAN COMMUNICATIONS, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                                                                               PERIOD FROM
                                                                                                              SEPTEMBER 16,
                                               FOR THE THREE                       FOR THE NINE                   2002
                                               MONTHS ENDED                        MONTHS ENDED                (INCEPTION)
                                               SEPTEMBER 30,                       SEPTEMBER 30,                   TO
                                      ------------------------------      ------------------------------      SEPTEMBER 30,
                                          2008              2007              2008              2007              2008
                                      ------------      ------------      ------------      ------------      ------------

REVENUES:                             $         --      $      1,600      $         --      $      2,042      $    154,239
                                      ------------      ------------      ------------      ------------      ------------

EXPENSES:
  Direct costs                                  --             1,884                --            14,246           402,081
  Selling expenses                              --            21,145                --            59,823         1,850,354
  Depreciation and amortization                 --            14,771            15,013            33,598           233,760
  General and administrative
    expenses                                45,121           245,380           179,475           537,235         4,748,919
                                      ------------      ------------      ------------      ------------      ------------

                Total expenses              45,121           283,180           194,488           644,902         7,235,114


OTHER INCOME (EXPENSES), net:
  Interest expense                         (25,879)          (16,371)          (78,968)          (32,382)         (408,159)
  Other expense                                 --                --                --              (411)             (954)
  Gain (Loss) on
    derivative instruments                   1,542          (841,821)
  Gain on sale of assets                        --                --           509,207                --           509,207
  Other income                                  --                --                --                --          (134,345)
                                      ------------      ------------      ------------      ------------      ------------

  Total other income
    (expenses), net                        (25,879)          (16,371)          430,239           (31,251)         (876,072)
                                      ------------      ------------      ------------      ------------      ------------


Loss before provision for
  income taxes                             (71,000)         (265,209)          235,751          (674,111)       (7,956,947)

Provision for income taxes                      --                --                --                --             4,000
                                      ------------      ------------      ------------      ------------      ------------

Net Loss                              $    (71,000)     $   (265,209)     $    235,751      $   (674,111)     $ (7,952,947)
                                      ============      ============      ============      ============      ============

Per share data:

Net loss per share - basic
  and diluted                                 0.00             (0.10)             0.00             (0.03)            (0.22)

Weighted average shares of common
  stock outstanding - basic             43,213,522        30,517,805        43,213,522        27,447,920        36,098,193


(1) Adjusted for a 1 for 20 reverse split effective on December 1, 2006.


                                       See Accompanying Notes to Financial Statements


                                                    CONTINAN COMMUNICATIONS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO SEPTEMBER 30, 2008
                                                             (UNAUDITED)


                                                                                                             DEFICIT
                                                                                                           ACCUMULATED
                                                                                                ADDITIONAL  DURING THE     TOTAL
                                             PREFERRED STOCK            COMMON STOCK              PAID IN   DEVELOPMENT SHAREHOLDERS
                                         ----------------------     -----------------------      CAPITAL      STAGE       EQUITY
                                            SHARES      AMOUNT       SHARES          AMOUNT     (RESTATED) (RESTATED)    (DEFICIT)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------

Balance at December 31, 2004               3,000,000  $     3,000           --    $        --  $ 2,123,608 $  (958,325) $ 1,168,283
  Net loss                                        --           --           --             --          --   (1,053,248)  (1,053,248)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------
Balance at September 30, 2005              3,000,000        3,000           --             --    2,123,608  (2,011,573)     115,035
    Net loss                                (305,880)    (305,880)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------
Balance at December 31, 2005               3,000,000        3,000           --             --    2,123,608  (2,317,453)    (190,845)
  Reverse acquisition, May 2006                   --           --    1,699,108(1)       1,699      971,820          --      973,519
   Stock options granted for
      consulting services                         --           --           --             --       40,343          --       40,343
   Stock options granted to employees             --           --           --             --       33,619          --       33,619
   Stock options granted to management            --           --           --             --       58,273          --       58,273
   Stock options granted for finders fee          --           --           --             --       37,737          --       37,737
   Fees on reverse acquisition                    --           --           --             --      (37,737)         --      (37,737)
   Issue of common stock
      upon exercise of warrants                   --           --      290,000            290         (290)         --           --
   Issue of common stock
      for consulting service                      --           --      249,500            250      548,750          --      549,000
   Conversion of preferred stock
      to common stock                     (3,000,000)      (3,000)  20,250,000         20,250      (17,250)         --           --
Conversion of notes payable to
      common stock - Rackgear Inc.                --           --      210,914            211       63,063          --       63,274
   Conversion of accounts payable in the
      amount of $12,698 to common stock           --           --       22,650             23       12,675          --       12,698
   Conversion of notes payable to
      preferred stock - First Bridge Ban       5,510            6           --             --      550,951          --      550,957
   Conversion of notes payable to
      common stock  - Kurt Hiete                  --           --      200,000            200       60,326          --       60,526
   Conversion of accounts payable  in th
      amount of $34,865 to common stock           --           --       35,000             35       34,830          --       34,865
   Issue of common stock for
      consulting services                         --           --    2,710,000          2,710    1,623,290          --    1,626,000
   Stock options granted for
      consulting services                         --           --           --             --       48,846          --       48,846
   Stock options granted for
      consulting services                         --           --           --             --      215,748          --      215,748
   Stock options granted to employees             --           --           --             --       93,236        -  --      93,236
   Transfer to derivative liability               --           --           --             --     (307,516)         --     (307,516)
   Net loss                                       --           --           --             --           --  (4,336,029)  (4,336,029)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------
Balance at December 31, 2006                   5,510            6   25,667,172         25,668    6,154,322  (6,653,482)    (473,486)
   Conversion of note payable to
      preferred stock                            150           --           --             --       15,000          --       15,000
   Stock issued for consulting services           --           --      804,000            804       80,326          --       81,130
   Cancellation of conversion of
      A/P in the amount of $12,698 to
      common stock                                --           --      (22,650)           (23)     (12,675)         --      (12,698)
   Conversion of A/P and management fees          --           --   16,700,000         16,700      658,544          --      675,244
   Cancellation of Conversion of note
      payable and accrued Interest to
      preferred stock - First Bridge
      Capital                                 (5,510)          (6)          --             --     (550,951)         --     (550,957)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------

   Net loss                                       --           --           --             --           --  (1,396,665)  (1,396,665)
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------
Balance at December 31, 2007                     150  $         0   43,213,522    $    43,214  $ 6,377,651 $(8,050,147) $(1,629,282)

  Net income for nine months Ended
     September 30, 2008                           --           --           --             --           --     235,751      235,751
                                         -----------  -----------  -----------    -----------  ----------- -----------  -----------
 Bslance at September 30, 2008                   150  $         0   43,213,522    $    43,214  $ 6,277,907 $(7,814,396) $ (1865,033)
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

                                     See Accompanying Notes to Consolidated Financial Statements


                                             CONTINAN COMMUNICATIONS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)


                                                                                                       Period from
                                                              For the nine         For the nine      September 16, 2002
                                                              months ended         months ended       (inception) to
                                                             September 30,        September 30,        September 30,
                                                                 2008                  2007                2008
                                                            ---------------      ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loGain (loss)                                     $       235,750      $      (940,090)     $    (7,807,547)
      Adjustments to reconcile net loss to
            net cash used in operating activities:
      Depreciation and amortization                                  15,013               48,369              218,746
      Stock compensation for consulting services and                     --
            to management and employees options granted                  --              747,808            3,114,329
      (Gain) loss on derivative instruments                              --               (1,572)                  --
      Loss on Settlement of debt                                         --                   --              127,557
      Write-off of prepaid expenses                                      --                   --                   --
      Write-off of notes payable                                         --                   --                   --
      Write-off of accounts payable                                      --                   --                3,059
      (Increase) decrease in assets:                                     --                   --                   --
            Accounts receivable                                          --                   --                   --
            Other receivables                                      (281,357)               1,758             (281,357)
            Security deposit                                          3,595                4,805                   --
            Prepaid expenses                                             --                  500                   --
      Increase (decrease) in liabilities:
            Accounts payable                                         44,760             (291,661)             657,187
            Income Tax Payable                                           --                  800                   --
            Accrued liabilities                                          --               20,201              177,450
            Accrued interest on notes payable -
                  related party                                     (21,901)             (11,693)              51,524
            Accrued interest on notes payable                        20,085                1,853              149,085
            Management fees                                        (267,313)              78,429              176,223
                                                            ---------------      ---------------      ---------------
                  Net cash used in operating activities            (251,368)            (340,493)          (3,589,967)
                                                            ---------------      ---------------      ---------------


                                     See Accompanying notes to financial statements


                                             CONTINAN COMMUNICATIONS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)


                                                                                                                    Period from
                                                                             For the nine        For the nine    September 16, 2002
                                                                             months ended        months ended      (inception) to
                                                                             September 30,       September 30,      September 30,
                                                                                 2008                2007               2008
                                                                            ---------------     ---------------    --------------

SUPPLEMENTAL DISCLOSURES OF
     NON CASH INVESTING AND FINANCING ACTIVITIES

     Furniture and equipment acquired through exchange of stock             $            --     $           --     $      30,250
                                                                            ===============     ==============     =============
     Developed software acquired through exchange of stock                  $            --     $           --     $     165,000
                                                                            ===============     ==============     =============
     Conversion of note payable to preferred stock                          $            --     $           --           565,957
                                                                            ===============     ==============     =============
     Conversion of notes payable and accrued interest into common stock     $            --     $           --     $   2,281,515
                                                                            ===============     ==============     =============
     Conversion of A/P into common stock                                    $            --     $      602,530            47,563
                                                                            ===============     ==============     =============
     Cancellation of conversion of A/P                                      $            --     $           --                --
                                                                            ===============     ==============     =============
     Purchase of equipment through capital leases                           $            --     $           --     $      29,843
                                                                            ===============     ==============     =============
     Stock options issued for consulting services                                               $           --     $      81,130
                                                                            ===============     ==============     =============
     Stock issued for consulting services                                   $            --     $       33,150            80,000
                                                                            ===============     ==============     =============
     Issue of common stock upon exercise of warrants                        $            --     $           --     $       5,800
                                                                            ===============     ==============     =============


                                     See Accompanying Notes to Financial Statements

                                                           8

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

IMPAIRMENT OF LONG-TERM ASSETS.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2008 the Company does not have any long-term assets for which this re-evaluation needs to occur.

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


NOTE 3 - GOING CONCERN

THE COMPANY HAS NO SIGNIFICANT OPERATING HISTORY AND, FROM (INCEPTION) TO SEPTEMBER 30, 2008, HAS GENERATED A NET LOSS OF $7,807,547. THE ACCOMPANYING FINANCIAL STATEMENTS FOR THE PERIOD ENDED SEPTEMBER 30, 2008 HAVE BEEN PREPARED ASSUMING THE COMPANY WILL CONTINUE AS A GOING CONCERN. DURING FISCAL YEAR 2006, MANAGEMENT COMPLETED A REVERSE MERGER WITH TEXXON AND INTENDED TO RAISE EQUITY THROUGH A PRIVATE PLACEMENT. IN MARCH 2008 THE COMPANY SOLD SUBSTANTIALLY ALL ITS ASSETS TO TOURIZOOM, INC. THE ABILITY OF THE COMPANY TO CONTINUE WIL DEPEND UPON ITS ABILITY TO RAISE CAPITAL AND TO FIND A NEW BUSINESS TO OPERATE.

THE ACCOMPANYING FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS TO REFLECT THE POSSIBLE FUTURE EFFECTS ON THE RECOVERABILITY AND CLASSIFICATION OF ASSETS OR THE AMOUNTS AND CLASSIFICATIONS OF LIABILITIES THAT MAY RESULT FROM THE POSSIBLE INABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN.

NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of September 30, 2008 and December 31, 2007

                                                      2008              2007
                                                   -----------       ----------

         Furniture and fixtures                    $        --       $   12,272

         Computers and equipment                            --           66,211
                                                   -----------       ----------

             Total                                          --           78,483

         Less: accumulated depreciation                     --          (56,451)
                                                   -----------       ----------

         Machinery and equipment, net              $        --       $   21,922
                                                   ===========       ==========

Depreciation expense amounted to $------- for the period ended September 30, 2008 and $12,091 for the nine months ended September 30, 2007.


NOTE 6 - DEVELOPED SOFTWARE

The Company has developed internal use software for the purpose of managing its wireless network and specific services. The total capitalized cost of this software at September 30, 2008 was $0 and December 31, 2007 was $593,986. Accumulated amortization amounted to $0 and $95,605 as of September 30, 2008 and December 31, 2007, respectively. Amortization expense amounted to $ 0 and $28,749 for the periods ended September 30, 2008 and September 30,2007.


NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2008 and December 31, 2007:

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
                                                        =========     =========

Amortization expense amounted to $0 for the period ended September 30, 2008 and $7,530 for the period ended September 30, 2007.


NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at September 30, 2008 are as follows:

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
                                                                    ===========

At September 30, 2008 and December 31, 2007, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $5,4014,539 and $4,873,839, respectively. Federal NOLs could, if unused, expire in 2024. State NOLs, if unused, could expire in 2014.

The Company has provided a 100% valuation allowance on the deferred tax assets at September 30, 2008 and December 31, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended September 30, 2008 and December 31, 2007 are as follows:

                                                        2008           2007
                                                       ------        ------
         U. S. Federal Statutory rate                    34.0%         34.0%

         State tax rate, net of federal benefit           6.0           6.0

         Less valuation allowance                       (40.0)        (40.0)
                                                       ------        ------

         Effective income tax rate                         -- %          -- %
                                                       ======        ======

NOTE 9 - RELATED PARTY TRANSACTIONS

NOTES PAYABLE.

The Company has received loans from related parties. These related parties consist of various members of management who are also stockholders. The related parties also consist of an employee, a relative of the CEO, and a stockholder of the Company. As of September 30, 2008 and December 31, 2007, the Company had loans due to related parties of $ 0 and $284,223, respectively. Loans due to related parties consisted of the following:

                                                                                     2008         2007
                                                                                 -----------   ----------
Promissory note issued to Claude Buchert, CEO, on December 30, 2004 with interest of 10%. Principal along with accrued interest are due
on or before June 30, 2005.                                                      $        --   $   57,428

Promissory note issued to Edward Shirley, relative of Vice President, on
February 23, 2004 with interest of 10%, with the remaining principal
balance and accrued interest due on December 31, 2004.                                    --       30,000

Promissory notes issued to Humax West, Inc., stockholders, on various dates between January 26, 2006 and February 16, 2006 with interest of 10%. Principal along with accrued interest are payable on the maturity date March 30, 2006.
The amount due in 2005 contain options for the Holder to receive shares of the
Company stock in lieu of repayment of principal and was converted in 2006. The
2006 loan is non-convertible.                                                             --       30,000 (1)

Promissory note issued to Stephanie Buchert, relative of CEO, on May 1, 2004 with interest of 10%, with the outstanding principal balance and
accrued interest due on December 31, 2004.                                                --        9,093

Promissory note issued to Helene Legendre, Vice President and stockholder, on
June 30, 2004 with interest of 10%, with the remaining principal balance
and accrued interest due on December 31, 2004.                                            --      157,702
                                                                                 -----------   ----------

     Totals notes payable - related                                              $        --   $  284,223
                                                                                 ===========   ==========

(1) The number for Humax West, Inc. for December 31, 2006 was incorrectly reported in the March 31, 2007 Form 10-OQSB as $326,000.

Total interest expense for the periods ended September 30, 2008 and September 30, 2007 for related parties amounted to $78,509 and $10,553, respectively. The Company is currently in default on various notes payable and is in the process of negotiating settlements or payments. All notes are included in current liabilities.

MANAGEMENT FEES.

The Company has employment agreements with two members of management through March 2008. These agreements are cancelable at any time by the Company or member of management. As of September 30, 2008 and December 31, 2007, the Company had $18,419 and $280,910, respectively, payable to management in arrears under these agreements. Expenses related to these agreements are recorded in general and administrative expense and amounted to $36,000 and $126,737 for the periods ended September 30, 2008 and September 30, 2007, respectively.


NOTE 10 - LEASES

The Company is temporarily occupying office space rent free.

CAPITAL LEASES.

The Company has no existing capital leases at this time.


NOTE 11 - NOTES PAYABLE

As of September 30, 2008 and December 31, 2007, the Company had notes payable of $ 960,313 and $978,543, respectively.

                                                             2008         2007
                                                           --------     --------
Promissory note issued to James Bell on
May 26, 2004 in the amount or $25,000
with interest of 10%. There are no monthly
payments and the principal along with
the accrued interest is due on or before
December 31, 2005 or the date the
Company received proceeds from the public
offering of its shares, whichever is
earlier. The promissory note contains an
option for the holder to receive 1% of
the outstanding shares in lieu
of repayment of principal.                                 $     --     $ 25,000

Promissory notes issued to ARABIA Corporation
on various dates between September 18, 2003
and May 18, 2004 with interest of 10%.
Principal along with accrued interest is
payable on the maturity dates between
September 18, 2004 and December 31, 2004.                        --       55,000

Promissory note issued to Sax Public
Relations, Inc. December 1, 2005 with
interest accruing from September 1, 2005 at
10%. Payments of $1,000 to be made monthly
beginning February 1, 2006 through
March 2007.                                                   7,586        7,586

Promissory note issued to First Bridge
Capital Inc,et al on January 20,2007, with
interest accruing at 10%. There are no
monthly payments and the principal along with
the accrued interest is due on or before
December 31,2007 or the date the Company
received proceeds from the public offering
of its shares, whichever is earlier                         952,727      890,957
                                                           --------     --------

Total notes payable                                        $960,313     $978,543
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

The following schedule summarizes the total liability originally recognized, the gain (loss) during the last fiscal year, the amount transferred to equity upon recapitalization and the remaining liability at June 30, 2008 ?????? March 31, 2007:


                                       Original     Gain/(Loss)                 Liability as of
                                       Liability    Recognized       Equity     December 31, 2006
                                      -----------   -----------    -----------   --------------

Promise to issue convertible
  preferred stock                     $   481,382   $        --    $   481,382   $           --

Settlement of 2,710,000 common
  shares due                              298,000    (1,328,000)     1,626,000               --

82,579 shares due to public
  relations firm                           24,000        21,848             --            2,152

Common stock warrants to First
  Bridge Capital                           20,000         5,164         14,836               --

Non-employee stock option and
  warrants (Note 13)                      581,157       459,166        121,991               --
                                      -----------   -----------    -----------   --------------

    Total                                 923,000      (841,822)     1,762,827            2,152

                        Grand Total   $ 1,404,539   $  (841,822)   $ 2,244,209   $        2,152
                                      ===========   ===========    ===========   ==============

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

A summary of the status of, and changes in, the Company's stock warrant and option grants of and for the nine months ended September 30, 2008 and the nine months ended September 30, 2007 is presented below for all warrants and options granted to employees and non-employees:


September 30, 2008 and September 30, 2007

                                        Common Stock   Common Stock    Weighted Average
                                          Warrants        Options       Exercise Price
                                        ------------   -------------   ----------------

   Outstanding at Beginning of Year          367,308       1,304,851   $           0.68

   Granted                                    96,154              --                 --

   Forfeited                                      --              --                 --
                                        ------------   -------------   ----------------

   Outstanding at End of Period              463,462       1,304,851   $           0.68
                                        ============   =============   ================

   Exercisable at End of Period              367,308       1,127,976                 --
                                        ============   =============   ================

NOTE 14 - Subsequent Developments

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

NOTE CONCERNING RECENT DEVELOPMENTS: The Company's financial statements as at September 30, 2008 and the description and comparison of the Company's business for the periods September 30, 2008 and September 30, 2007 set forth below under
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" are for historical purposes only. Effective March 31, 2008 the Company was no longer engaged in any active business, either directly, or through its wholly-owned subsidiary, Vocalenvision, Inc. ("Vocalenvision"). On March 31, 2008, the Company's Board of Directors approved the Company's execution and delivery of an agreement to sell substantially all the assets of Vocalenvision to Tourizoom, Inc., a Nevada corporation (the "Buyer" or "Tourizoom"). See the Company's Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 4, 2008 and the exhibits thereto, and the Company's Report on Form 10-KSB filed with the SEC on April 15, 2008 and the exhibits thereto.

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

(A) REVENUES.

      Revenues were $-0- for the nine months ended September 30, 2008 compared to $3,642 for the nine months ended September 30, 2007, because the Company ceased operations effective as of March 30, 2008 when it sold substantially all its assets to Tourizoom, Inc. Revenues were $-0- for the three months ended September 30, 2008 compared to $1,600 for the three months ended September 30, 2007, a decrease of $1600.

      Revenues for the period from September 2, 2002 (inception) through September 30, 2008 were $154,239.

(B) DIRECT COSTS

      Direct costs were $0 for the nine months ended September 30, 2008 compared to $16,130 for the nine months ended September 30, 2007, a decrease of $19,130 or approximately 100%. Direct costs were $0 for the three months ended September 30, 2008 compared to $1,884 for the three months ended September 30, 2007, a decrease of $1884 or approximately 100%. The decrease in direct costs was related to the cessation of the Company's business operations. By contrast, in 2007 management was focused on raising capital and developing its three new products: (i) the wholesale of Vocalyz(TM) products to major international wireless providers; (ii) the complete "Travel Kit"; and (iii) the positioning of its SIM card with its proprietary software, delivering an array of travelers' service and adaptable to most GSM cellular phones in the U.S. and Europe.

(C) GENERAL AND ADMINISTRATIVE EXPENSES.

      General and administrative expenses were $179,475 for the nine months ended September 30, 2008 compared to $782,615 for the nine months ended September 30, 2007, a decrease of $603,140 or approximately 75%. General and administrative expenses were $45,121 for the three months ended September 30, 2008 compared to $245,380 for the three months ended September 30, 2007, a decrease of $200,259 or approximately 75%. The decrease in expenses was due to the cessation of the Company's business operations.

(D) NET LOSS.

      The net gain for the nine months ended September 30, 2008 was $235,751 compared To a loss of $940,090 for the nine months ended September 30, 2007, a change of $1,175,841125 or 100%. The net loss was $71,000 for the three months ended September 30, 2008 compared to $265,209 for the THREE MONTHS ended September 30, 2007, a decrease of $194,209 or approximately 74%. The Company's expenses have been lowered as a result of the cessation of its business operations.

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

OPERATING ACTIVITIES.

      Net cash used in operating activities was $251,368 for the nine months ended September 30, 2008 compared to $340,493 for the nine months ended September 30, 2007, a change of $228,638 or approximately 40%. The primary reason for the change was the cessation of the Company's business operations.

      Net cash used in operating activities was $3,589,967 for the period from September 2, 2002 (inception) through September 30, 2008.

INVESTING ACTIVITIES.

      Net cash used in investing activities was $0 for the nine months ended September 30, 2008 compared to $22.255 for the nine months ended September 30, 2007. Net cash used in investing activities was $23,767for the period from September 2, 2002 (inception) through September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES.

      As of September 30, 2008, the Company had total current assets of $281,357 and total current liabilities of $1,668,037, resulting in a working capital deficit of $1,386,681. At September 30, 2008, the Company's current assets consisted solely of receivables. As a development stage company that began operations in 2002, the Company has incurred $7,807,547 in cumulative total losses from inception through September 30, 2008.

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

      The Company has been successful in obtaining the required cash resources by issuing stock and notes payable, including related party notes payable, to service the Company's operations through the first quarter of 2007. Net cash provided by financing activities was $0 for the nine months ended September 30, 2008 compared to $355,096 for the nine months ended September 30,2007, a change of
$355,096 or approximately 100%. This decrease was primarily the result of the cessation of the Companby's business operations. Net cash used in financing activities was $3,566,200 for the period from September 2, 2002 (inception) through September 30, 2008.

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

CONTRACTUAL OBLIGATIONS.

(A) CAPITAL LEASE.

      There are no capital leases.

(B) OPERATING LEASES.

      The Company is currently occupying temporary office space on a rent-free basis.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      In October 2008 former counsel to the Company, Brian F. Faulkner, P.C., filed a litigation in the Superior Court of the Sate of California, County of Orange (Case No. 30-2008 00113509) against the Company, and other defendants including two former officers and directors of the Company, seeking to recover legal fees in the amount of $46,406.89. In the opinion of the Company the lawsuit is without merit and will defended.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      There were no unregistered sales of the Company's equity securities during the three months ended on September 30, 2008 that have not previously been reported. There were no purchases of the Company's common stock by the Company's affiliates or by it during the three months ended September 30, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      As of September 30, 2008, the Company was in default in the payment of $1,303,130] in principal amount of various notes payable (related and non-related parties, as discussed in Notes 9 and 11 to the financial statements, but excluding the note payable to First Bridge Capital) and in the payment of $184,337 of accrued interest. The Company is in the process of negotiating settlements or payments. All notes are included in current liabilities. The Company is negotiating with the lenders to secure a conversion of the debt to a proposed series of convertible preferred stock; pending the resolution of this matter, the lenders are exercising forbearance.

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

                                       CONTINAN COMMUNICATIONS, INC.


Dated: November 19, 2008
                                       By:  /s/ Marcia Rosenbaum
                                            ------------------------------------
                                            Chief Executive Officer
                                            and Chief Financial Officer

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

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on May 9, 2007).

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Principal Executive Officer),filed herewith.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (Principal Financial Officer), filed herewith.

32.1      Section 1350 Certification of Chief Executive Officer, filed herewith.

32.2      Section 1350 Certification of Chief Financial Officer,filed herewith.

99 Provisional Patent Application, dated September 20, 2004 (incorporated by reference to Exhibit 99 of the Form 10-KSB filed on May 9, 2007).