Form 10-K/A
period 2007-12-31
CONTINAN COMMUNICATIONS, INC.
filed 2009-03-17
CIK 1114208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

Transitional Small Business Disclosure Format (check one): Yes [x] No [ ].

         EXPLANATORY NOTE - This Amendment No.1 on Form 10-KSB amends the Company's Annual Report for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on April 15, 2008, to respond to certain comments from the Staff of the Securities and Exchange Commission. This Amendment does not reflect events occurring after the original filing of the Form 10-KSB, and does not modify or update the disclosures therein in any way except for changes to Item 8A(T) Controls and Procedures and to respond to certain accounting comments of the Staff with regard to the audit report, the statements of operations, the statements of stockholders' equity and statements of cash flows. Accordingly, this Form 10-KSB/A should be read in conjunction with the other filings of the Company made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-KSB, including any amendments to those filings.

                                TABLE OF CONTENTS
              PAGE NUMBERS WILL BE ADDED WHEN FORMATTING IS FINAL

PART I.

ITEM 1.   DESCRIPTION OF BUSINESS .............................................3

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

SIGNATURES....................................................................39

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

(c) OTHER INCOME (EXPENSE).

         The Company realized total other expense of $127,000 for the year ended December 31, 2007 compared to total other expense of $910,040 for the year ended December 31, 2006, an decrease of $783,040 or approximately 85%. The primary components of other expense for the year ended December 31, 2007 were a loss on derivative instruments of $121,000, due to the change in the fair value of derivative liabilities.

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

CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES.


         There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since its last fiscal quarter.

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


         We identified the following material weakness in our internal control over financial reporting- we did not have adequate segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only a monitored as a weakness. However, in order to address this weakness, the Company engaged an accounting firm to perform quarterly accounting and the preparation of disclosures for filing.


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

ITEM 8B. OTHER INFORMATION.

None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS.

         The names, ages and respective positions of the current director and executive officer of the Company are set forth below. The current CEO and CFO is serving in an interim capacity. On April 2, 2008, as a result of the Company's sale of substantially all of the assets of its subsidiary Vocalenvision to Tourizoom, Inc., Mr. Claude Buchert, the former Chairman of the Board of Directors and CEO of the Company, and Ms. Helene Legendre, the Company's former Executive Vice President, Secretary and a director, resigned their positions with the Company. Mr. Buchert and Ms. Legendre are the stockholders, directors and officers of Turizoom, the buyer of Vocalenvision. Prior to their resignation, they elected Mr. Geoffrey A. Fox as Chief Executive Officer and Chief Financial Officer of the Company. Mr. Fox will serve in these capacities at the will of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. Ms. Marcia Rosenbaum will remain as the sole director of the Company, and will serve until the next annual meeting of the Company's directors or until her successors are duly elected and have qualified. Directors are elected for a term ending upon the date of the next annual stockholders' meeting. Officers will hold their positions.

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


31 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer (filed herewith).

32 Section 1350 Certification of Principal Executive Officer and Chief Financial Officer (filed herewith).



99 Provisional Patent Application, dated September 20, 2004 (incorporated by reference to Exhibit 99 of the Form 10-KSB filed on May 9, 2007).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.


AUDIT FEES.

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by Sutton Robinson Freeman & Co., P. C.("Accountant") for the audit of the Company's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2007:
$3,306; 2006: $3,327.

AUDIT-RELATED FEES.

         The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: 2007: $0; 2006: $0.

TAX FEES.

         The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountant for tax compliance, tax advice, and tax planning: 2007: $0 2006: $0.

ALL OTHER FEES.

         The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountant, other than the services reported above: 2007: $0 2006: $0.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CONTINAN COMMUNICATIONS, INC.


Dated:  March 12, 2009                      By:  /s/  Marcia Rosenbaum
                                                 -----------------------------
                                                 Marcia Rosenbaum,
                                                 Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


Signature                   Title                                 Date


/s/ Marcia Rosenbaum
----------------------      Chief Executive Officer/
Marcia Rosenbaum            Chief Financial Officer/             March 12, 2009
                            Director

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.


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

/s/ Sutton Robinson Freeman & Co., P.C.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
April 14, 2008

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

                                       41

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

                                                                                                           DEFICIT
                                                                                                          ACCUMULATED
                                                                                            ADDITIONAL    DURING THE       TOTAL
                                              PREFERRED STOCK           COMMON STOCK         PAID IN      DEVELOPMENT   SHAREHOLDERS
                                           ---------------------   ----------------------    CAPITAL        STAGE         EQUITY
                                             SHARES      AMOUNT      SHARES       AMOUNT                                 (DEFICIT)
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
                                                          (CONTINUED)
                                                                                                           DEFICIT
                                                                                                          ACCUMULATED
                                                                                            ADDITIONAL    DURING THE       TOTAL
                                              PREFERRED STOCK           COMMON STOCK         PAID IN      DEVELOPMENT   SHAREHOLDERS
                                           ---------------------   ----------------------    CAPITAL        STAGE         EQUITY
                                             SHARES      AMOUNT      SHARES       AMOUNT                                 (DEFICIT)
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
                                                          (CONTINUED)
                                                                                                           DEFICIT
                                                                                                          ACCUMULATED
                                                                                            ADDITIONAL    DURING THE       TOTAL
                                              PREFERRED STOCK           COMMON STOCK         PAID IN      DEVELOPMENT   SHAREHOLDERS
                                           ---------------------   ----------------------    CAPITAL        STAGE         EQUITY
                                             SHARES      AMOUNT      SHARES       AMOUNT                                  (DEFICIT)
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





                                          CONTINAN COMMUNICATIONS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Period from
                                                                                                      September 16, 2002
                                                                     December 31,      December 31,    (inception) to
                                                                        2007              2006        December 31, 2007
                                                                     -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(1,396,665)      $(4,336,029)      $(8,050,147)
    Adjustments to reconcile net loss to net cash
        used in operating activities:                                         --
    Depreciation and amortization                                         63,623            65,364           203,733
    Stock compensation for consulting services and options granted
        to management and employees                                      114,280         2,326,898         2,521,178

    Loss on Settlement of debt                                           134,407                --           134,407
    Write-off of prepaid expenses                                             --           562,678           562,678
    Write-off of notes payable                                                --          (120,267)         (120,267)
    Write-off of accounts payable                                          3,059                --             3,059
    (Increase) decrease in assets:
        Accounts receivable                                                   --            38,152                --
        Other receivables                                                  1,758            (1,758)               --
        Security deposit                                                   4,805             6,000            (3,595)
        Prepaid expenses                                                     500              (500)               --
    Increase (decrease) in liabilities:
        Accounts payable                                                 204,782           353,013           678,368
        Accrued liabilities                                               83,863            63,001           177,450
        Accrued interest on notes payable - related party                 22,119            30,834            86,782
        Accrued interest on notes payable                                106,378            19,671           147,451
        Management fees                                                  241,055           105,981           443,536
                                                                     -----------       -----------       -----------
                    Net cash used in operating activities               (416,036)         (886,962)       (3,215,367)
                                                                     -----------       -----------       -----------

The accompanying notes are an integral part of these financial statements.



                                          CONTINAN COMMUNICATIONS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (CONTINUED)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for intangible assets                                             --            (5,363)         (101,369)
    Payment for software development costs                               (17,420)           (1,805)         (428,987)
    Purchase of equipment                                                 (2,760)           (1,252)          (24,123)
                                                                     -----------       -----------       -----------
                    Net cash used in investing activities                (20,180)           (8,420)         (554,479)
                                                                     -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                      --           214,500           247,500
    Liability for derivative instruments                                  (2,151)            2,151                --
    Payments on note payable-related party                                 4,094            (6,157)           (2,063)
    Borrowings on notes payable - related party                           90,565            44,486         2,404,292
    Borrowings on notes payable                                          340,000           632,057         1,144,543
    Payments on capital lease obligations                                 (5,002)           (8,484)          (24,426)
                                                                     -----------       -----------       -----------
                    Net cash provided by financing activities            427,506           878,553         3,769,846
                                                                     -----------       -----------       -----------

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