Form 10-K
period 2008-12-31
XXX Acquisition Corp.
filed 2009-04-14
CIK 1114208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-49648

                              XXX ACQUISITION CORP.
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

               11 East 44th Street-19th Floor, New York, NY 10017
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (212)687-1222
                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, $0.001 par value

                                 Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [_] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13or Section 15(d) of the Act. [_] Yes [x] No

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]
Accelerated filer [_]
Non-accelerated filer (Do not check if a smaller reporting company) [_] Smaller reporting company [x]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [x] Yes [_] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Computed by reference to the last sale price of the common equity on March 20, 2009 of $0.0009, the aggregate market value of voting stock held by non-affiliates is $90.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 1,000,000 shares of the registrant's common stock outstanding as of March 6, 2009.

                           DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS
                                     PART I

Item 1.   Business.........................................................    3

Item 1A.  Risk Factors.....................................................   10

Item 1B.  Unresolved Staff Comments........................................   14

Item 2.   Properties.......................................................   14

Item 3.   Legal Proceedings................................................   14

Item 4.   Submission of Matters to a Vote of Security Holders..............   14

                                     PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities................   15

Item 6.   Selected Financial Data..........................................

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   15

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......

Item 8.   Financial Statements and Supplementary Data......................   23

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure.........................................   23

Item 9A.  Controls and Procedures..........................................   23

Item 9A(T) Controls and Procedures.........................................   24

Item 9B   Other Information................................................   24

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance...........   25

Item 11.  Executive Compensation...........................................   26

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters..................................   29

Item 13.  Certain Relationships and Related Transactions, and Director
          Independence.....................................................   30

Item 14.  Principal Accounting Fees and Services...........................   30

Item 15.  Exhibits, Financial Statement Schedules..........................   31

SIGNATURES.................................................................   33

FORWARD LOOKING STATEMENTS.

Information in this Form 10-K contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, need for future financing, dependence on personnel and operating expenses.

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

                                    PART I.

Item 1. Business.

The description of the Company's current business and the risk factors section of this Report on Form 10-K reflect the Company's current position as a shell corporation and the risks and concerns arising from that status. The Company has not materially altered this presentation because as of the time of filing this Report these concerns and conditions are still relevant to the proper presentation of the Company, its business and its prospects.

Note concerning description of the Company's former business: The description of the Company's business set forth below under the heading "Business of the Company-Overview" is for historical purposes only. On April
2, 2008 the Company ceased to be engaged in any active business, either directly, or through its wholly-owned subsidiary, Vocalenvision, Inc. ("Vocalenvision"). On April 2, 2008, the Company's Board of Directors approved the Company's execution and delivery of an agreement to sell substantially all the assets of Vocalenvision to Tourizoom, Inc., a Nevada corporation (the "Buyer" or "Tourizoom"). The closing of the asset sale occurred on April 2, 2008, and the Company deposited the sale proceeds and other assets in a partial liquidating trust created in connection with the sale. See the Company's Report on Form 8-K filed with the SEC on April 4, 2008 and the exhibits thereto.

Upon the closing of the asset sale, the Company ceased to be engaged in any active business. Instead, the Company has pursued other potential business activities. There can be no assurance that the Company will be successful in this effort. Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), the Company became and remains a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Under recent SEC releases and rule amendments, any new transaction will be subject to more stringent reporting and compliance conditions for shell companies.

The Company's sale of Vocalenvision: On May 31, 2006 the Company, originally an Oklahoma corporation named Texxon, Inc., acquired a California corporation then named TelePlus, Inc. as a subsidiary. Subsequently the Company redomiciled in Nevada and changed its name to Continan Communications, Inc. and the subsidiary changed its name to "Vocalenvision, Inc." The original assumption of the officers, directors, and shareholders of the then TelePlus, Inc. was that becoming the wholly-owned operating subsidiary of a publicly-traded holding company would facilitate the raising of capital for TelePlus' working capital and expansion. In the event however, although the public company status assisted in the raising of some capital, the capital raised was inadequate to provide working capital to fund the business and its expansion and to defray the expenses of being a public company. Vocalenvision never had any material revenues, and the Company had to support all of the operations of the subsidiary but, since the Company had no available cash or assets, that no longer was a viable operating plan, while rescission of the original 2006 acquisition was no longer possible. After prior efforts at restructuring (see Form 8-K filed November 21, 2007) which were not successful (see Form 8-K filed January 25,
2008), the Board of Directors concluded that the best alternative for the maximum protection of the creditors and shareholders was generally to follow the outline of the rescinded restructuring agreement, but without reliance on outside participation, and to sell the business and assets of Vocalenvision to its original shareholders, to the extent that they have remained shareholders of this Company, in exchange for (i) their shares of the Company, (ii) a percentage of all equity financings received by the Buyer, and (iii) a ten (10) year royalty of seven percent (7%). The two primary original shareholders of TelePlus/Vocalenvision, Claude Buchert and Helene Legendre, formed a Nevada corporation, Tourizoom, Inc., to purchase the business and assets.

Asset Purchase Agreement

On April 2, 2008 the Board of Directors approved the Asset Purchase Agreement and authorized and directed the closing of the proposed transaction. Under the Asset Purchase Agreement, Vocalenvision sold its business and assets to Tourizoom, Inc. The assets sold included, inter alia, furniture, equipment, software, servers, R&D, patents, trademarks, and the stock of the French subsidiary of Vocalenvision. As consideration for the business and assets, Tourizoom agreed to pay Vocalenvision(i) $200,000 from a proposed Rule 504 offering and twenty (20%) of all other future equity financings received by Tourizoom during the next ten (10) years (until the ceiling is met in terms of the payments made which is not calculable at this time), and (ii) a ten (10) year royalty of seven percent (7%) calculated as 7% of Tourizoom's consolidated gross revenues including the gross revenues of the French subsidiary and all future subsidiaries, joint ventures, licensing agreements, and other indirect revenue sources. The Company also quitclaimed all of its right, title and interest in and to those assets in exchange for delivery to it of the shares of the Company's Common Stock owned by the original shareholders of Vocalenvision (then named TelePlus), to the extent that they still own such shares and to the extent that they contribute such shares to Tourizoom in exchange for shares of Tourizoom.

In order to provide that the purchase price, as received from time to time, would be applied, first, to the creditors of Vocalenvision and the Company, and secondarily, to the minority shareholders of this Company, the Board of Directors approved the establishment of a Partial Liquidating Trust. The beneficiaries of the Partial Liquidating Trust were, in the order in which distributions will be made, the creditors of Vocalenvision and Continan, and then the minority shareholders of the Company. The term "minority shareholders" is intended to exclude certain shareholders who have loaned funds to the Company and who will likely have a continuing interest in this Company. The term is intended to include all shareholders who purchased shares of the Company following the acquisition of TelePlus and who therefore presumably have a continuing interest in the technology. On November 8, 2008 the Company sold all of the stock of Vocalenvision to Blacklight BVBA. The trustee of the Partial Liquidating Trust was MBDL LLC, a Florida limited liability company with principal offices located at Boca Raton, FL 33433 until it resigned on _November 18, 2008.

Business of the Company.

NOTE: The description of the Company's business set forth immediately below became effective on April 2, 2008, when the Company completed the sale of its wholly-owned subsidiary, Vocalenvision. A description of the Company' business through the date of sale is provided below under the heading "Overview" for historical purposes only. The description does not apply after April 2, 2008 when the sale of assets transaction closed.

Company business after the closing. During the 12 months since the Closing, the Company has not had any full-time employees, and does not own any real estate and owns virtually no personal property. The Company will pursue a business combination, but has made limited efforts to identify a possible business combination. The business purpose of the Company will be to seek the acquisition of or merger with an existing company.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and has been able to devote very limited time to our business, a situation that may continue until the acquisition of a business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

As a result of the sale of assets transaction described above in Item 1 "Note Concerning Description of Company's Former Business", the Company is not currently engaged in any business activities that provide cash flow. The Company has resumed its status as a "shell" corporation, and will attempt to investigate acquiring a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

NOTE: The description of the Company's business set forth below under the heading "Overview" is for historical purposes only. Effective April 2, 2008 the Company was no longer engaged in any active business, either directly, or through its wholly-owned subsidiary, Vocalenvision, as a result of the sale of assets transaction described above in Item 1 under "Note concerning description of Company's former business." Therefore, although there are numerous references to the Company's business, the description below of the personal mobile phone business has not applied to the Company since April 2, 2008.

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

Business development history.

XXX Acquisition Corp. (until March 11, 2009 Continan Communications, Inc. and from March 11, 2009 to April 8, 2009 Consorteum Holdings, Inc. and hereinafter "Company") was originally incorporated on October 6, 1998, under the laws of the State of Oklahoma as Texxon, Inc.("Texxon"). The Company was organized to obtain and exploit a license agreement covering a platinum extraction process invented by Russell Twiford. The process was one to extract platinum from mineralized water using a series of electro-chemical steps. The license was obtained from Mr. Twiford on February 22, 2001. Thereafter, however, the Company experienced difficulty attracting the capital necessary to exploit the license. While retaining the license, on October 16, 2003 the Company sold the majority of its manufacturing equipment to a company owned by Mr. Twiford. The Company ceased all process enhancements and focused its efforts on raising capital. The Company's business plan at that point was to obtain the necessary funding to outsource the process enhancement to an independent laboratory that would finalize the process.

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

Item 1A. Risk Factors.

Risks Related to the Company.

OUR HISTORY OF LOSSES WILL CONTINUE, REQUIRING ADDITIONAL SOURCES OF CAPITAL, WHICH MAY RESULT IN CESSATION OF OPERATIONS AND DILUTION TO EXISTING STOCKHOLDERS.

      The Company incurred net profit (losses) of $363,865 for the year ended December 31, 2008, ($1,396,665) for the year ended December 31, 2007, and ($7,686,282) for the period of inception (September 16, 2002) to December 31, 2008. Furthermore, in April 2008 the Company sold its operating subsidiary so that there is no longer any current source of potential revenues from operations as the Company does not have any operating business. In addition, the Company will continue to incur operating expenses for SEC reporting, auditing and similar functions, as well as normal operating expenses associated with any ongoing business, such as rent, annual taxes, filing fees, and the like. Accordingly, in the absence of revenues, the Company will continue to incur losses. The Company will require additional funds to engage in the activity of investigating the possibility of a merger or similar transaction with an operating business. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders.

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER THE ABILITY TO OBTAIN FUTURE FINANCING.

      In its report dated April 13, 2009, the Company's independent registered public accounting firm stated that the financial statements for the years ended December 31, 2008 and 2007, and for the period of inception (September 16, 2002) to December 31, 2008, were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit of $7,686,282 at December 31, 2008 and recurring losses from operations. The Company continues to experience net losses. The Company's ability to continue as a going concern is subject to the ability to generate a profit from new activities and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities or obtaining loans from various financial institutions/individuals where possible. The continued operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Risks relating to our common stock

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

ABSENCE OF CASH DIVIDENDS MAY AFFECT INVESTMENT VALUE OF THE COMPANY'S STOCK.

      The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future. Furthermore, the Company does not have any revenue source from which such dividends could be paid. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company, as well as legal limitations on the payment of dividends out of paid-in capital.

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

      There has been only a limited public market for the common stock of the Company. The Company's common stock is currently traded on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose the Company's securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

      In addition, the Financial Industry Regulatory Authority ("FINRA") which operates the OTCBB, has adopted a change to its Eligibility Rule, in a filing with the SEC. The change makes those OTCBB issuers that are cited for filing delinquency in their Form 10-K/Form 10-Q three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this proposed rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) is not considered late. This rule does not apply to a company's Current Reports on Form 8-K.

FAILURE TO MAINTAIN MARKET MAKERS MAY AFFECT VALUE OF COMPANY'S STOCK.

      If the Company is unable to maintain a FINRA member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

SHARES ELIGIBLE FOR FUTURE SALE MAY AFFECT MARKET PRICE.

      Approximately 801,120 out of 1,000,000 shares are available for sale in the open market without separate registration in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least six months, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current public information is then available. If a substantial number of the shares owned by these stockholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

Item 1B. Unresolved  Staff Comments.

      None, except that pursuant to a staff letter the Company received on September 8, 2008 the Company was required to file amendments to its reports on Form 10-K for the year ended December 31, 2007 and to its reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2008. The Company has filed the amendment to the Form 10-K for the year ended December 31, 2007 and will file shortly the amendments to the Form 10-Qs for the periods indicated.

Item 2.  Properties.

      The Company currently maintains its principal executive offices at counsel for the Company on a rent free basis. Until March 31, 2008 the Company leased approximately 1,048 square feet of office space, located at 4640 Admiralty Way-Suite 500, Marina del Rey, California 90292 on a month-to-month basis at the monthly rent of $3,245.

      At December 31, 2008 the Company did not have any furniture and equipment.

      Depreciation expense amounted to $4,452 for the year ended December 31, 2008 and $15,965 for the year ended December 31, 2007. At December 31, 2008 the Company did not have any intangible assets. Amortization expense amounted to $10,561 for the year ended December 31, 2008 and $47,659 for the year ended December 31, 2007.

Item 3. Legal Proceedings.

      The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                    PART II.

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION.

      The Company's shares of common stock are traded on the Over the Counter Bulletin Board under the symbol "CNTN.OB" From November 4, 2004 (when trading commenced on the Bulletin Board) through November 30, 2006, the stock traded under the symbol "TXXN." The range of closing bid prices shown below is as reported by the Over the Counter Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. These prices reflect the 1 for 20 reverse split of the Company's common stock on December 1, 2006.


Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2007
                                                        HIGH          LOW

Quarter Ended December 31, 2007                        $ 0.037      $ 0.005
Quarter Ended September 30, 2007                       $ 0.141      $ 0.026
Quarter Ended June 30, 2007                            $ 0.75       $ 0.135
Quarter Ended March 31, 2007                           $ 2.29       $ 0.75

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2008
                                                         HIGH          LOW

Quarter Ended December 31, 2008                        $.0002      $.0002
Quarter Ended September 30, 2008                       $.004       $.001
Quarter Ended June 30, 2008                            $.008       $.002
Quarter Ended March 31, 2008                           $.015       $.0015

Holders of common equity

      As of March 6, 2009, the Company had approximately 62 record holders of its common stock. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend information

      The Company has not declared or paid a cash dividend to stockholders since it was organized. The board of directors presently intends to retain any earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors.

Equity securities sold without registration

      Sales of unregistered (restricted) securities during the fiscal year ended December 31, 2008 that have not been previously reported either in a Form 10-Q or in a Form 8-K:

      None.

Company purchases of equity securities

      There were no purchases of the Company's common stock by the Company or its affiliates during the year ended December 31, 2008.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

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

      Effective April 2, 2008 the Company sold substantially all of the assets of Vocalenvision to Tourizoom, Inc. The terms and conditions of the sale are described above in Item 1 "Note concerning recent developments." Upon the closing of the asset sale, the Company was no longer engaged in any active business including the business conducted through its former subsidiary Vocalenvision. Instead, the Company will pursue other business activities with a company not yet selected in an industry or business area not yet identified by the Company. There can be no assurance that the Company will be successful in this effort.

      Accordingly, the discussion below is divided into two parts: the first presents a plan of operation for the Company in light of its status after the closing of the sale of assets transaction. The second is a historical comparison of the operations of the Company in 2008 as compared with 2007. With regard to the latter, it must be understood that the Company is no longer engaged in this business, and that the information is presented for disclosure compliance purposes only.

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

      During the next 12 months we anticipate incurring costs related to:

      (i)   filing of Exchange Act reports,

      (ii)  costs relating to investigating and consummating an acquisition;

      (iii) costs relating to normal business office operations, such as rent, regulatory and filing fees, utilities and the like.

      We believe we will be able to meet these costs through use of funds to be loaned to or invested in us by our stockholders or other investors; however there can be no assurance that these funds will be forthcoming at the times or in the amounts required. Furthermore, during the relevant investigatory period, we will incur expenses without offsetting revenue sources.

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

      Our sole officer and our sole director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us, except for one potential transaction earlier in 2009 which was terminated at the letter of intent stage. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Past plan of operation

      Effective April 2, 2008 the Company sold substantially all of the assets of Vocalenvision to Tourizoom, Inc. The terms and conditions of the sale are described above in Item 1 "Note concerning description of the Company's former business" as a result, the Company is no longer engaged in any active business including the business conducted through its former subsidiary Vocalenvision.

      Accordingly, the discussion below describes the Company's business as in effect until April 2, 2008. As the Company is no longer engaged in this business, the information presented, including the comparison between 2008 and 2007 is for disclosure compliance purposes only, and does not represent any future business operation of the Company.

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

Results of Operations - Year Ended December 31, 2008 Compared To Year Ended December 31, 2007.

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

(a) Revenues.

      Revenues were $-0- for the year ended December 31, 2008 compared to $24,369 for the ended December 31, 2007, a decrease of $24,369 or approximately 100%. The revenue decrease in 2008 was caused by the Company's sale of the business of its operating subsidiary on April 2, 2008, after which the Company was no longer engaged in any ongoing business activity.

(b) General and Administrative Expenses.

      General and administrative expenses were $260,845 for the year ended December 31, 2008 compared to $997,912 for the year ended December 31, 2007, a decrease of $737,067 or approximately 73%. The decrease in expenses was primarily due to the Company's sale of the business of its operating subsidiary on April 2, 2008, after which the Company was no longer engaged in any ongoing business activity.

(c) Other income (expenses).

      The Company realized total other expense of $102,327 for the year ended December 31, 2008 compared to total other expense of $256,780 for the year ended December 31, 2007, a decrease of $154,453. The primary components of other expense for the year ended December 31, 2008 was interest expense.

(d) Net operating loss carry-forward.

      The Company has no federal and state tax net operating loss carry forwards available for future periods due to the sale of its operating subsidiary.

(e) Net gain (loss).

      The net profit was $363,865 for the year ended December 31, 2008 compared to a loss of $1,395,865 for the year ended December 31, 2007. This net profit was the result of the Company's gain from its discontinued operations as a result of the sale of the assets of its operating subsidiary on April 2, 2008, after which the Company was no longer engaged in any ongoing business activity. On November 8, 2008 the Company sold the stock of its operating subsidiary, Vocalenvision, to Blacklight BVBA.

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

OPERATING ACTIVITIES.

      Net cash used in operating activities was $83,824 and $416,036 for the years ended December 31, 2008 and 2007, respectively, a decrease of $332,212 or approximately 80%.

INVESTING ACTIVITIES.

      Net cash used in investing activities was $-0- for the year ended December 31, 2008 and $20,180 for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES.

      As of December 31, 2008, the Company had total current assets of $81,357 and total current liabilities of $1,361,774, resulting in a working capital deficit of $1,280,417 At December 31, 2008, the Company's assets consisted of other receivables of $81,357. As a development stage company that began operations in 2002, the Company has incurred $7,686,282 in cumulative total losses from inception through December 31, 2008.

      The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's independent registered public accounting firm's audit report included in this Form 10-K include explanatory paragraphs regarding the Company's ability to continue as a going concern.

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

      The Company's current cash flow from operations will not be sufficient to maintain its capital requirements for the year. Therefore, the Company's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing during the year ending December 31, 2009.

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

CONTRACTUAL OBLIGATIONS.

(a) CAPITAL LEASE.

      The Company was obligated under a capital lease for computer equipment; however, the Company no longer has this liability because it was assumed by the buyer of the Company's operating assets and certain liabilities in April 2008.

(b) OPERATING LEASES.

      The Company currently maintains its principal executive office rent free at 11 East 44th Street-19th Floor, New York, New York 10017. Until March 31, 2008 the Company leased space on a month to month basis in Marina Del Rey, California at a monthly rent of $3,245. The total rent payments for this property by the Company during 2008 was approximately $10,502.

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

OFF BALANCE SHEET ARRANGEMENTS.

      Other than operating leases (of which there are none at present), the Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures.

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

(c) DERIVATIVE LIABILITIES.

      During the year ended December 31, 2008, the Company did not issue warrants and options. During the period up until the recapitalization performed on December 1, 2006, the Company did not have sufficient authorized shares in order to issue these options should they be exercised. Because of the lack of authorized shares, the Company therefore needed to follow derivative accounting rules for its accounting of options and warrants.

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


Item 8. Financial Statements and Supplementary Data.

                             XXX ACQUISITION CORP.
                    (formerly Continan Communications, Inc.)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007

                                    CONTENTS


Report of Independent Registered Accounting Firm...........................  F-1

Balance Sheets.............................................................  F-2

Statements of Operations...................................................  F-3

Statement of Changes in Stockholders' Equity...............................  F-4

Statements of Cash Flows...................................................  F-5

Notes to Financial Statements..............................................  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders of
XXX Acquisition Corp.
New York, New York

We have audited the accompanying balance sheets of XXX Acquisition Corp. formerly known as Continan Communications, Inc. (a development stage company) (the "Company")for the years ended December 31, 2008 and 2007, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2008 and 2007, and for the period from September 16, 2002 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XXX Acquisition Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and for the period from September 16, 2002 (inception) to December 31, 2008 in conformity with generally accepted accounting principles.

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

/s/ Sutton Robinson Freeman & Co., P.C.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
April 13, 2009

                                        XXX ACQUISITION CORP.
                             (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                                              BALANCE SHEETS
                                DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                                      (A DEVELOPMENT STAGE COMPANY)



                                                  ASSETS
                                                  ------

                                                                                                 2007
                                                                               2008        (Consolidating)
                                                                            -----------      -----------
CURRENT ASSETS:
      Cash                                                                  $        --      $        --
      Accounts receivable                                                            --               --
      Other receivables                                                          81,357               --
      Prepaid Expense                                                                --               --
                                                                            -----------      -----------
             Total current assets                                                81,357               --
                                                                            -----------      -----------

FURNITURE AND EQUIPMENT, net                                                         --           21,922
                                                                            -----------      -----------

OTHER ASSETS:
      Intangible assets, net                                                         --           55,534
      Developed software, net                                                        --          498,382
      Security deposit                                                               --            3,595
                                                                            -----------      -----------
             Total  other assets                                                     --          557,511
                                                                            -----------      -----------

                  Total assets                                              $    81,357      $   579,433
                                                                            ===========      ===========

          LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                                      $   213,587      $   366,112
      Accrued liabilities                                                            --          128,262
      Accrued interest on notes payable - related party                              --           47,780
      Accrued interest on notes and advances payable                            195,460          126,058
      Accrued management fees                                                        --          285,732
      Current portion of capital leases                                              --            5,420
      Notes payable - related party                                                  --          284,223
      Notes and advances payable                                                952,727          978,543
      Liability for derivative instruments                                           --               --
                                                                            -----------      -----------
             Total current liabilities                                        1,361,774        2,222,130
                                                                            -----------      -----------

LONG TERM LIABILITIES
      Capital leases, net of current portion                                         --            1,585
                                                                            -----------      -----------

SHAREHOLDERS' DEFICIT
      Preferred stock, par value of $.001; 10,000,000 shares authorized
             0 issued and outstanding
      Common stock; par value of $0.001; 100,000,000 shares authorized
             43,213,522 issued and outstanding                                   43,214           43,214
      Additional paid in capital                                              6,362,651        6,362,651
      Deficit accumulated during the development stage                       (7,686,282)      (8,050,147)
                                                                            -----------      -----------
             Total shareholders' deficit                                     (1,280,417)      (1,644,282)
                                                                            -----------      -----------

                  Total liabilities and shareholders' deficit               $    81,357      $   579,433
                                                                            ===========      ===========


                The accompanying notes are an integral part of theses financial statements





                                            XXX ACQUISITION CORP.
                                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                                             STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                                     AND FROM INCEPTION TO DECEMBER 31, 2008
                                          (A DEVELOPMENT STAGE COMPANY)


                                                                                                 September 16, 2002
                                                                                      2007         (Inception) to
                                                                   2008          (Consolidated)   December 31, 2008
                                                                ------------      ------------      ------------


REVENUES                                                        $         --      $     24,369      $    154,239
                                                                ------------      ------------      ------------

EXPENSES:
      Direct costs                                                        --            32,724           402,081
      Selling expenses                                                    --            69,195         1,729,326
      Depreciation and amortization                                       --            63,623           203,734
      General and administrative expenses                            189,930           997,912         4,759,365
                                                                ------------      ------------      ------------
           Total expenses                                            189,930         1,163,454         7,094,506
                                                                ------------      ------------      ------------

OTHER INCOME (EXPENSES), net:
      Interest expense                                               (94,052)         (121,962)         (412,742)
      Other expense                                                       --              (411)             (954)
      Loss on derivative instruments                                      --                --          (841,821)
      Other income                                                        --          (134,407)         (134,345)
                                                                ------------      ------------      ------------
           Total other income (expenses), net                        (94,052)         (256,780)       (1,389,862)
                                                                ------------      ------------      ------------


      Loss Before Discontinued Operations                           (283,982)       (1,395,865)       (8,330,129)

      Gain From Discontinued Operations                              647,847                --           647,847
                                                                ------------      ------------      ------------

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES                                                         363,865        (1,395,865)       (7,682,282)

PROVISION FOR INCOME TAXES                                                --                --             4,000
                                                                ------------      ------------      ------------

NET INCOME (LOSS)                                               $    363,865      $ (1,395,865)     $ (7,686,282)
                                                                ============      ============      ============

Per share data:

Net income (loss) per share - basic and diluted                         0.01             (0.04)            (0.26)
                                                                ============      ============      ============

Weighted average shares of common stock outstanding - basic       43,213,522        33,224,660        30,040,024
                                                                ============      ============      ============


                    The accompanying notes are an integral part of theses financial statements




                                                     XXX ACQUISITION CORP.
                                         (Formerly Known As CONTINAN COMMUNICATIONS INC.)
                                                STATEMENTS OF STOCKHOLDERS' EQUITY
                              FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO DECEMBER 31, 2008
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                                                          Deficit
                                                                                                        Accumulated        Total
                                       Preferred Stock            Common Stock            Additional     During the    Shareholders'
                                  ------------------------  --------------------------      Paid In      Development      Equity
                                    Shares      Par Value     Shares        Par Value       Capital        Stage         (Deficit)
                                  -----------  -----------  -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2004        3,000,000  $     3,000           --             --    $ 2,123,608    $  (958,325)   $ 1,168,283
   Net (loss)                              --           --           --             --             --     (1,053,248)    (1,053,248)
                                  -----------  -----------  -----------    -----------    -----------    -----------    -----------
Balance at September 30, 2005       3,000,000        3,000           --             --      2,123,608     (2,011,573)       115,035
   Net (loss)                              --           --           --             --             --       (305,880)      (305,880)
                                  -----------  -----------  -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2005        3,000,000        3,000           --             --      2,123,608     (2,317,453)      (190,845)
   Reverse acquisition, May 2006           --           --    1,699,108          1,699        971,820             --        973,519
   Stock options granted for
     consulting services                                                                       40,343                        40,343
   Stock options granted to
     employees                                                                                 33,619                        33,619
   Stock options granted to
     management                                                                                58,273                        58,273
   Stock options granted for
     finders fees                                                                              37,737                        37,737
   Fees on reverse acquisition                                                                (37,737)                      (37,737)
   Issue of common stock upon
     exercise of warrants                                       290,000            290           (290)
   Issue of common stock for
     consulting service                                         249,500            250        548,750
   Conversion of preferred stock
     to common stock               (3,000,000)      (3,000)  20,250,000         20,250        (17,250)                           --
   Conversion of N/P to Common
     stock-Rackgear Inc.                                        210,914            211         63,063
   Conversion of A/P in the amount
     of $12,698 to Common stock                                  22,650             23         12,675                        12,698
   Conversion of Advances  to Preferred
     stock - First Bridge Bank          5,510            6                                    550,951                       550,957
   Conversion of N/P to Common
     stock- Kurt Hiete                                          200,000            200         60,326                        60,526
   Conversion of A/P in the amount
     of $34,865 to common stock                                  35,000             35         34,830                        34,865
   Issue of common stock for
     consulting service                                       2,710,000          2,710      1,623,290
   Stock options granted for
     Consulting services                                                                       48,846                        48,846
   Stock options granted for
     Consulting services                                                                      215,748                       215,748
   Stock options granted to
     Employees                                                                                 93,236                        93,236
   Transfer to derivative liability                                                          (307,516)                     (307,516)
   Net (loss)                                                                                             (4,336,029)    (4,336,029)
                                  -----------  -----------  -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2006            5,510  $         6   25,667,172    $    25,668    $ 6,154,322    $(6,653,482)   $  (473,486)
   Issuance of common stock for
     consulting services                                         65,000             65         33,085                        33,150
   Issuance of common stock for
     consulting services 80,000                                 804,000            804         80,326                        81,130
   Cancellation of conversion of
     A/P in the amount                                          (22,650)           (23)       (12,675)                      (12,698)
   Conversion of A/P and management
     fees in the amount                                      16,700,000         16,700        658,544                       675,244
   Cancellation of conversion of
     Advances in the amount            (5,510)          (6)                                  (550,951)                     (550,957)
   Net (loss)                                                                                             (1,396,665)    (1,396,665)
                                  -----------  -----------  -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2007               --           --   43,213,522         43,214      6,362,651     (8,050,147)    (1,644,282)
   Net Income                                                                                                363,865        363,865
                                  -----------  -----------  -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2008               --           --   43,213,522    $    43,214    $ 6,362,651    $(7,686,282)   $(1,280,417)
                                  ===========  ===========  ===========    ===========    ===========    ===========    ===========


                            The accompanying notes are an integral part of theses financial statements




                                         XXX ACQUISITION CORP.
                              (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                                          STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                                  AND FROM INCEPTION TO DECEMBER 31, 2008
                                       (A DEVELOPMENT STAGE COMPANY)


                                                                                              Period from
                                                                                            September 16, 2002
                                                                                 2007        (inception) to
                                                                 2008        (Consolidated)  December 31, 2008
                                                             -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                       $   363,865      $(1,396,665)     $(7,686,282)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                                15,013           63,623          218,746
     Gain from discontinued operations                          (728,718)                         (728,718)
     Stock compensation for consulting services and
       options granted to management and employees                                114,280        2,521,178
     Loss on Settlement of debt                                                   134,407          134,407
     Write-off of prepaid expenses                                                                 562,678
     Write-off of notes payable                                                                   (120,267)
     Write-off of accounts payable                                                  3,059            3,059
     (Increase) decrease in assets:
       Accounts receivable                                                                              --
       Other receivables                                                            1,758               --
       Security deposit                                                             4,805           (3,595)
       Prepaid expenses                                                               500               --
     Increase (decrease) in liabilities:
       Accounts payable                                          128,369          204,782          806,739
       Accrued liabilities                                          (300)          83,863          177,150
       Accrued interest on notes payable - related party           6,275           22,119           93,057
       Accrued interest on notes payable                          95,672          106,378          243,123
       Management fees                                            36,000          241,055          479,536
                                                             -----------      -----------      -----------
            Net cash used in operating activities                (83,824)        (416,036)      (3,299,189)
                                                             -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for intangible assets                                     0                          (101,369)
     Payment for software development costs                            0          (17,420)        (428,987)
     Purchase of equipment                                             0           (2,760)         (24,123)
                                                             -----------      -----------      -----------
            Net cash used in investing activities                      0          (20,180)        (554,479)
                                                             -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                                          247,500
     Redemption of stock                                                                                --
     Liability for derivative instruments                                          (2,151)              --
     Payments on note payable-related party                                         4,094           (2,063)
     Borrowings on notes payable - related party                  23,417           90,565        2,427,709
     Borrowings on notes payable                                  61,770          340,000        1,206,313
     Payments on capital lease obligations                        (1,363)          (5,002)         (25,791)
                                                             -----------      -----------      -----------
            Net cash provided by financing activities             83,824          427,506        3,853,668
                                                             -----------      -----------      -----------

(DECREASE) INCREASE IN CASH                                           --           (8,710)              --

CASH, beginning of the period                                         --            8,710               --
                                                             -----------      -----------      -----------
CASH, end of the period                                      $        --      $        --      $        --
                                                             -----------      -----------      -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid                                           $        --      $        --      $        --
                                                             ===========      ===========      ===========

     Income taxes paid                                       $        --      $       800      $     4,000
                                                             ===========      ===========      ===========


                 The accompanying notes are an integral part of theses financial statements






                                                      XXX ACQUISITION CORP.
                                           (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                                                      STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                                               AND FROM INCEPTION TO DECEMBER 31, 2008
                                                    (A DEVELOPMENT STAGE COMPANY)



                                                                                                                    Period from
                                                                                                                 September 16, 2002
SUPPLEMENTAL DISCLOSURES OF                                                                        2007            (inception) to
   NON CASH INVESTING AND FINANCING ACTIVITIES                                  2008          (Consolidated)      December 31, 2008
                                                                          ---------------     ---------------     -----------------
   Furniture and equipment acquired through exchange of stock             $            --     $            --     $          30,250
                                                                          ===============     ===============     =================
   Developed software acquired through exchange of stock                  $            --     $            --     $         165,000
                                                                          ===============     ===============     =================
   Conversion of note payable to preferred stock                          $            --     $      (550,957)    $              --
                                                                          ===============     ===============     =================
   Conversion of notes payable and accrued interest into common stock     $            --                         $       2,281,515
                                                                          ===============     ===============     =================
   Conversion of A/P into common stock                                    $            --     $       641,844     $         689,407
                                                                          ===============     ===============     =================
   Cancellation of conversion of A/P                                      $            --     $        12,698     $          12,698
                                                                          ===============     ===============     =================
   Purchase of equipment through capital leases                           $            --     $            --     $          29,843
                                                                          ===============     ===============     =================
   Stock issued for consulting services                                   $            --     $         2,000     $          82,000
                                                                          ===============     ===============     =================
   Issue of common stock upon exercise of warrants                        $            --     $            --     $           5,800
                                                                          ===============     ===============     =================

                               The accompanying notes are an integral part of the financial statements

                                                                F-6

                            XXX ACQUISITION CORP.
                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                          (A DEVELOPMENT STAGE COMPANY)

NOTE 1 - ORGANIZATION

Texxon, Inc. was incorporated on October 6, 1998, under the laws of the state of Oklahoma. Since inception, the Company's primary focus was raising capital and paying for the exclusive licenses. Until April 2, 2008 pursuant to the Company's Share Agreement with Teleplus, Inc., the Company's focus was centered on the development and marketing of its Multilingual Mobile Services for international travelers in their native languages in collaboration with major wireless providers. On April 2, 2008 the Company sold all the assets of its operating division to another company; subsequent to the sale the Company has not engaged in any business operations while looking for a new business. See NOTE 14-Subsequent Developments.

In May 2006, Texxon and the shareholders of TelePlus completed a Share Exchange Agreement whereas the Company acquired all of the outstanding capital stock of TelePlus from the TelePlus shareholders in exchange for 3,000,000 shares of voting convertible preferred stock convertible into 81,000,000 shares of Company common stock. This transaction constituted a change of control of the Company whereby the majority of the shares of Texxon are now owed by the shareholders of TelePlus. The accounting for this transaction is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. As a result, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer TelePlus. The historical financial statements will be those of TelePlus. On November 22, 2006, Texxon, the Oklahoma corporation, for the sole purpose of re-domestication in Nevada, filed Articles of Merger with the Secretaries of state of the states of Oklahoma and Nevada pursuant to which Texxon, the Oklahoma corporation, was merged with and into Texxon, Inc., a Nevada corporation, with the Nevada corporation remaining as the surviving entity. Immediately following the merger, the Nevada company changed its name to Continan Communications, Inc. and its articles of incorporation were amended such that the number of common stock and preferred stock is increased from 45,000,000 to 100,000,000 and from 5,000,000 to 10,000,000, respectively.
On December 1, 2006, the Company executed a 1 for 20 reverse stock split of all its issued and outstanding shares of common stock. Additionally, all convertible preferred stocks were converted into 20,250,000 shares of common stock. On March 6, 2009 the Company declared a 1 for 100 reverse stock split and on March 11, 2009 the Company changed its name to XXX Acquisition Corp. (the "Company")
See NOTE 14 -Subsequent Developments.

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

                            XXX ACQUISITION CORP.
                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                          (A DEVELOPMENT STAGE COMPANY)

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

Impairment of Long-Term Assets.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2008 the Company had no assets to which these evaluations were applicable.

Income Taxes.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Revenue Recognition.

The Company recognizes revenues when international travelers place a call to Company's call centers through their personal cellular phone to obtain multilingual assistance and services in their native language while traveling in foreign countries.

                            XXX ACQUISITION CORP.
                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                          (A DEVELOPMENT STAGE COMPANY)

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

Earnings Per Share.

SFAS No. 128, "Earnings Per Share," requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As all dilutive securities have an anti-dilutive effect on 2008 and 2007 earnings per share, the securities have been excluded from the earnings per share calculation.

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

                            XXX ACQUISITION CORP.
                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                          (A DEVELOPMENT STAGE COMPANY)

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

Reclassifications.

Certain reclassifications had been made to the 2007 financial statements to conform to the 2008 financial statement presentation. These reclassifications had no effect on net income as previously reported.

NOTE 3 - GOING CONCERN

The Company has no significant operating history and, from inception to December 31, 2008, has generated a net loss of $7,686,282. The accompanying financial statements for the period ended December 31, 2008 have been prepared assuming the Company will continue as a going concern. During the year 2006, management completed a reverse merger with Texxon Inc. and intended to raise equity through a private placement.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - FURNITURE AND EQUIPMENT

At December 31, 2008 the Company did not have any furniture and equipment. At December 31, 2007 the furniture and equipment consisted of the following:

                                                    2008             2007
                                                  --------         --------
Furniture and fixtures                            $     --         $ 12,272
Computers and equipment                                 --           66,212
                                                  --------         --------
Total                                                   --           78,484
Less accumulated depreciation                           --          (56,562)
                                                  --------         --------
Machinery and equipment net                       $     --         $ 21,922
                                                  ========         ========

Depreciation expense amounted to $4,452 and $15,965 for years ended December 31, 2008 and 2007 respectively.

NOTE 5 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts and the balances may exceed federally insured limits from time to time. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank deposit accounts. As of December 31, 2008, the Company did not have deposits in excess of federally insured limits.

                            XXX ACQUISITION CORP.
                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                          (A DEVELOPMENT STAGE COMPANY)

NOTE 6 - DEVELOPED SOFTWARE

The Company has developed internal use software for the purpose of managing its wireless network and specific services. The total capitalized cost of this software was $0 and $593,986 at December 31, 2008 and December 31, 2007, respectively; Accumulated amortization amounted to $0 and $95,605 as of December 31, 2008 and December 31, 2007, respectively. Amortization expense amounted to $3,349 for the year ended December 31, 2008 and $28,749 for the year ended December 31, 2007.

NOTE 7 - INTANGIBLE ASSETS

At December 31, 2008 the Company did not have any intangible assets. Intangible assets consisted of the following at December 31, 2007:

                                                      2008               2007
                                                    ---------         ---------
Patent application costs                            $      --         $  60,982
Website development costs                                  --            40,908
Network interconnection                                    --             5,300
                                                    ---------         ---------
Total                                                      --           107,190
Less accumulated amortization                              --           (51,656)
                                                    ---------         ---------
Intangible assets, net                              $      --         $  55,534
                                                    =========         =========


NOTE 8 - INCOME TAXES

At December 31, 2007, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $4,873,839. The Company did not have a net operating loss at December 31, 2008.

NOTE 9 - RELATED PARTY TRANSACTIONS Notes Payable.

The Company has received loans from related parties. These related parties consisted of an employee, a relative of the CEO and shareholders of the Company. As of December 31, 2007, the Company had loans due to related parties of $284,223.There were no loans due as of December 31, 2008. Loans due to related parties consisted of the following:

                                                                                       2008         2007
                                                                                     ----------   ----------

Promissory note issued to Claude Buchert, CEO, on December 30, 2004                   $      --   $   57,428
with interest of 10%.  Principal along with accrued interest are due on or before December 31, 2005.

Promissory note issued to Edward Shirley, relative of Vice President, on February 23, 2004 with interest of 10%, with the remaining principal
balance and accrued interest due on December 31, 2004.                                       --       30,000

Promissory notes issued to Humax West, Inc., shareholder, on various dates between January 26, 2006 and February 16, 2006 with interest of
10%. Principal along with accrued interest are payable on the maturity date March 30, 2006. The amount due in 2005 contains options for the
Holder to receive shares of the Company stock in lieu of repayment of
principal and was converted in 2006. The 2006 loan is non-convertible.                       --       30,000

Promissory note issued to Stephanie Buchert, relative of CEO, on May 1,
2004 with interest of 10%, with the outstanding principal balance and
accrued interest due on December 31, 2004                                                    --        9,093

Promissory note issued to Helene Legendre, Vice President and shareholder, on June 30, 2004 with interest of 10%, with the remaining
principal balance and accrued interest due on December 31, 2004.                                     157,702
                                                                                     ----------   ----------
Total notes payable to related parties                                               $       --   $  284,223
                                                                                     ==========   ==========

Total interest expense for the periods ended December 31, 2008 and December 31, 2007 for related parties amounted to $8,275 and $22,888, respectively.

                            XXX ACQUISITION CORP.
                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                          (A DEVELOPMENT STAGE COMPANY)

Management Fees.

The Company had employment agreements with two members of management that terminated on March 31, 2008. As of December 31, 2008 and December 31, 2007, the Company had $0 and $280,910, respectively, payable to management in arrears under these agreements. Expenses related to these agreements are recorded in general and administrative expense and amounted to $36,000 and $218,500 for the periods ended December 31, 2008 and December 31, 2007, respectively.

NOTE 10 - LEASES

The Company occupies office space rent free. Until March 31, 2008 the Company leased its office facility was on a month to month basis at a rate of $3,245 per month.

Capital leases

Until March 31, 2008 the Company leased certain computers under agreements that are classified as capital leases. The Company no longer leases any equipment and there is no cost for such item shown on the balance sheet at December 31, 2008. Accumulated amortization of the leased equipment at December 31, 2008 was $0. Amortization of assets under capital leases is included in depreciation expense.

NOTE 11 - NOTES and ADVANCES PAYABLE

                                                                                        2008          2007
                                                                                     ----------   ----------
Promissory note issued to James Bell on May 26, 2004 in the amount of $25,000 with interest of 10%. There are no monthly payments and the principal along with the accrued interest is due on or before December 31,2005 or the date the
Company received proceeds from the public offering of its shares, whichever is earlier. The promissory note contains an option for the holder to receive 1% of
the outstanding shares in lieu of repayment of principal.                            $       --   $   25,000

Promissory notes issued to ARABIA Corporation on various dates between September
18, 2003 and May 18, 2004 with interest of 10%. Principal along with accrued interest is payable on the maturity dates between September 18, 2004 and
December 31, 2004.                                                                           --       55,000

Promissory note issued to Sax Public Relations, Inc. December 1, 2005 With interest accruing from September 1, 2005 at 10%. Payments of $1,000 to be made
monthly beginning February 1, 2006 through March 2007.                                       --        7,586

Advances made by First Bridge Capital Inc, et al,
with interest accruing at 10%. There are no
monthly payments and the principal along with
the accrued interest is due on or before December 31,
2007 or the date the Company received proceeds from
the public offering of its shares, whichever is earlier    .                            952,727      890,957
                                                                                     ----------   ----------
                                                                                     $  952,727   $  978,543
                                                                                     ==========   ==========











The Company is currently in default on various notes payable and is in the process of negotiating settlements or payments. All notes payable are included in current liabilities.

NOTE 12 - STOCKHOLDERS' EQUITY

Following the completion of the reverse merger, the Company had two classes of stock.

Preferred Stock.

An investor subscribed to 150 shares of preferred stock, which was not yet designated. The Company has arranged to cancel the subscription and return the subscription funds to the investor.

                            XXX ACQUISITION CORP.
                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                          (A DEVELOPMENT STAGE COMPANY)

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

                            XXX ACQUISITION CORP.
                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                          (A DEVELOPMENT STAGE COMPANY)

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

(g) In 2006, the Company contracted with a third party to perform public relations services that amounted to $24,000. The Company agreed to pay for these services in common stock based upon the average 30 day trading price at a specified time during the year. The average trading price determined was $0.29 per share, resulting in the need to issue 4,137 (82,759 pre reverse split) shares of stock. The Company did not have sufficient authorized common shares available to settle this contract. Therefore a liability was accrued for the service expense incurred of $24,000. As of December 31, 2006, the price of the stock had dropped to $0.05 per share. Accordingly, the company recognized a gain on the change in fair value of derivative instruments of $19,862 for the three months ended December 31, 2006. The remaining liability of $4,138 was included on the balance sheet as a liability. As of December 31, 2006, the market value of the derivative liability was $2,152, which was calculated by multiplying 4,137 shares with market price on December 31, 2006 of $0.52. The difference of $1,986 was, then, recognized as gain on derivative, accordingly. As of June 30, 2007, the market value of derivative liability was $496, which was calculated by multiplying 4,137 shares with a market price of $0.14 on June 30, 2007. The difference of $1,572 was then recognized as gain on derivative, accordingly.

The Company, during the year ended December 31, 2007, issued 16,700,000 shares of common stock for repayment considerations for accounts payable and other liabilities in the amount of $675,244. The stock was issued at various dates during the year ended December 31, 2007 with market prices ranging from $0.04 to $0.22.

The following schedule summarizes the total liability originally recognized, the gain (loss) during the last fiscal year, the amount transferred to equity upon recapitalization and the remaining liability at December 31, 2008:

                                                                                                   Liability as of
                                                       Original       Gain (Loss)                     December 31,
                                                      Liability       Recognized        Equity           2008
                                                     -----------     -----------      -----------     -----------
Promise to issue convertible preferred stock         $   481,382     $        --      $   481,382     $        --
                                                     -----------     -----------      -----------     -----------
Settlement of 2,710,000 common shares due                298,000      (1,328,000)       1,626,000              --
82,579 shares due to public relations firm                24,000          23,421               --             579
Common stock warrants to First Bridge Capital             20,000           5,164           14,836              --
Non-employee stock option and warrants (Note 13)         581,157         459,166          121,991              --
                                                     -----------     -----------      -----------     -----------
Total                                                    923,157        (840,249)       1,762,827             579
                                                     -----------     -----------      -----------     -----------
Grand Total                                          $ 1,404,539     $  (840,249)     $ 2,244,209     $       579
                                                     ===========     ===========      ===========     ===========

                            XXX ACQUISITION CORP.
                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                          (A DEVELOPMENT STAGE COMPANY)

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

                            XXX ACQUISITION CORP.
                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                          (A DEVELOPMENT STAGE COMPANY)

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

                            XXX ACQUISITION CORP.
                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                          (A DEVELOPMENT STAGE COMPANY)

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

                            XXX ACQUISITION CORP.
                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                          (A DEVELOPMENT STAGE COMPANY)

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

(l) In July 2006, the Company contracted with a third party to perform public relations services. The total value of the services to be provided was $500,000; the term of the contract was one year. The Company granted a warrant to purchase 192,308 (3,846,154 pre reverse split) restricted shares of common stock exercisable at $0.02 ($0.001 pre reverse split) per share. Because of the one-year term of the contract, the Company only recognized the grant of a warrant to purchase 961,538 shares at an expense of $125,000. The Company accounted for this warrant as a liability for derivative instruments as the Company did not have sufficient authorized shares to issue if the warrant was exercised. The Company valued this warrant at December 31, 2006 using the Black-Scholes model and determined that the value was $47,736. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments in the amount of $120,226 and reduced the initial $125,000 liability to $47,736. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 4.8 years.

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

                            XXX ACQUISITION CORP.
                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                          (A DEVELOPMENT STAGE COMPANY)

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

A summary of the status of, and changes in, the Company's stock option plan as of and for the year ended December 31, 2008 is presented below for all stock options issued to employees and non-employees.

                                                            Weighted         Average
                                            Common Stock  Common Stock      Exercise
                                             Warrants       Options          Price
                                            ----------     ----------      ----------
Outstanding at Beginning of Year               367,308      1,304,851      $     0.68
Granted                                        144,231             --              --
Forfeited                                           --             --              --
Exercised                                           --        (65,000)
Outstanding at End of Period                   511,539      1,239,851      $     0.68
                                            ==========     ==========      ==========
Exercisable at End of Period                   511,539      1,062,976
                                            ==========     ==========      ==========

                            XXX ACQUISITION CORP.
                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2008 AND 2007 (CONSOLIDATED)
                          (A DEVELOPMENT STAGE COMPANY)

NOTE 14 - SALE OF OPERATIONS

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

In order to provide that the purchase price, as received from time to time, will be applied, first, to the creditors of Vocalenvision and the Company, and secondarily, to the minority shareholders of this Company, the Board of Directors approved the establishment of a Partial Liquidating Trust. The beneficiaries of the Partial Liquidating Trust will be, in the order in which distributions will be made, the creditors of Vocalenvision and Continan, and then the minority shareholders of the Company. The term "minority shareholders" is intended to exclude certain shareholders who have loaned funds to the Company and who will likely have a continuing interest in this Company. The term is intended to include all shareholders who purchased shares of the Company following the acquisition of TelePlus and who therefore presumably have a continuing interest in the technology. Until November 18, 2008, the trustee of the Partial Liquidating Trust was MBDL LLC, a Florida limited liability company with principal offices located at Boca Raton, FL 33433.

In November 2008, the Company sold the stock of its subsidiary, Vocalenvision, to Blacklight BVBA.

NOTE 15-SUBSEQUENT DEVELOPMENTS

On March 6, 2009 the Company entered into a binding letter of intent with Consorteum, Inc., a corporation organized under the laws of the Province of Ontario ("Consorteum"), pursuant to which Consorteum, all of its stockholders and the Company agreed to an exchange offer under which Consorteum would become a wholly-owned operating subsidiary of the Company. The letter of intent was terminated by mutual agreement on April 8, 2009. On March 6, 2009 the Company declared a 1 for 100 reverse stock split of all of its issued and outstanding shares of Common Stock. On March 11, 2009 the Company changed its name to Consorteum Holdings, Inc., and as a result of the termination of the letter of intent relinquished the name "Consorteum Holdings, Inc." and changed its name to XXX Acquisition Corp. on April 11, 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A. Controls and Procedures.

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

      In the Company's Form 10-QSB for the period ended on September 30, 2007, the Company disclosed certain deficiencies that existed in the design or operation of the Company's internal control over financial reporting. However, the Company incorrectly disclosed that it has such controls. In reality, the Company does not currently have such controls. Under SEC Rules that affect the Company, the Company is required to provide management's report on internal control over financial reporting for its first fiscal year ending on or after December 15, 2008. The Company has prepared management's report as required and delivered a copy to its auditors. The Company is not required to file the auditor's attestation report on internal control over financial reporting until it files an annual report for its first fiscal year ending on or after December 15, 2008.

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

Changes in disclosure controls and procedures

      There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since its last fiscal quarter.

Item 9A(T). Controls and Procedures.

      The management of XXX Acquisition Corp. (f/k/a Continan Communications, Inc.) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

      Our independent registered public accounting firm, Sutton Robinson Freeman & Co., P.C., has reviewed our management's assessment of our internal controls over the financial reporting and will issue their report in 2009 per SEC rules for non-accelerated filers.

Item 9B. Other Information.

      None.

                                    PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and executive officers.

      The name, age and respective positions of the current director and executive officer of the Company are set forth below. The current CEO and CFO is serving in an interim capacity.

Marcia Rosenbaum, Director, Chief Executive Officer and Chief Financial Officer

      Ms. Rosenbaum, age 44, has served as an independent director of the Company since May 2005, and as the Company's Chief Executive Officer and Chief Financial Officer since November 2008. From 1999 to the present, she has been an independent investment banker, specializing in the field of biotechnology. She earned both a Bachelor of Science degree in biology and chemistry, and a Masters of Science degree in microbiology, both from the University of Texas at El Paso. She also earned her First Level Medical degree in General Medicine from The Technical University in Aachen, Germany.

      On April 2, 2008, as a result of the Company's sale of substantially all of the assets of its subsidiary Vocalenvision to Tourizoom, Inc., Mr. Claude Buchert, the former Chairman of the Board of Directors and CEO of the Company, and Ms. Helene Legendre, the Company's former Executive Vice President, Secretary and a director, resigned their positions with the Company. Mr. Buchert and Ms. Legendre are the stockholders, directors and officers of Turizoom, the buyer of Vocalenvision. Prior to their resignation, they elected Mr. Geoffrey A. Fox as Chief Executive Officer and Chief Financial Officer of the Company. Mr. Fox served in these capacities until his resignation on October 24, 2008. On October 24, 2008, Ms. Marcia Rosenbaum, the Company's sole director appointed herself an interim officer, and on November 18, 2008 she became the Chief Executive Officer and the Chief Financial Officer of the Company, albeit on a temporary basis. Ms. Marcia Rosenbaum remains the sole director of the Company, and will serve until the next annual meeting of the Company's directors or until her successors are duly elected and have qualified. Directors are elected for a term ending upon the date of the next annual stockholders' meeting. Officers will hold their positions.

      During 2008, there were no family relationships between any two or more of the Company's directors or executive officers. Also, there were no arrangements or understandings between any two or more of the Company's directors or executive officers. There is no arrangement or understanding between any of the Company's directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company's affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officer or director of the Company.

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

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal 2008, the Company is aware that the following required reports were not timely filed: (i) At least one filing on Form 4 from each of the Company's former Chief Executive Officer and former Treasurer and Secretary at the time of their resignation from their respective positions with the Company, (ii) two filings, one on Form 3 and one on Form 4 upon the appointment and subsequent resignation of the Company's Chief Executive Officer, Treasurer and Secretary, and (iii) one filing on Form 3 by the current Chief Executive Officer and Chief Financial Officer at the time of her appointment to those positions.

Item 11. Executive Compensation.

Compensation of Directors

      For the fiscal years ended December 31, 2008 and December 31, 2007, none of the directors were compensated for their services as directors.

Compensation of Management

      The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company during the fiscal years ended December 31, 2008 and 2007, to the Company's principal executive officer and the principal financial officer. The Company did not have any other executive officers whose annual compensation exceeded $100,000 in fiscal 2008.

                                          SUMMARY COMPENSATION TABLE

                                                     Stock        Option      Non-Equity
Name & Principal                                     Awards       Awards      Incentive       All Other(7)
Position                       Year       Salary       (5)         Plan     Compensation(6)   Compensation       Total
------------------------------------------------------------------------------------------------------------------------
Claude C.Buchert(1)            2008         -0-         -0-         -0-              -0-          $20,000        $20,000
President, Chief Executive     2007         -0-    $62,295(2)       -0-              -0-         $120,000(2)    $182,695
Officer, and Chairman of
the Board of Directors

Helene Legendre(2)             2008         -0-         -0-         -0-              -0-          $16,000        $16,000
Executive Vice President,      2007    $19,000     $54,350(3)       -0-              -0-          $96,000(3)    $169,350
Secretary, Director

Geoffrey Fox, Chief(3)         2008        -0-          -0-         -0-              -0-           $7,500         $7,500
Executive Officer

Marcia Rosenbaum,(4)           2008        -0-          -0-         -0-              -0-          $10,000        $10,000
Chief Executive Officer,
Chief Financial Officer


(1) Mr. Buchert was appointed Chief Executive Officer and a director of the Company on May 31, 2006 and held that positions until his resignation on April 2, 2008. In 2007 the Company issued 700,000 shares of its common stock to Mr. Buchert pursuant to the terms and conditions of the Company's 2007 Stock and Option Plan (the "2007 Plan") having an aggregate value of $54,350 calculated using the closing price of the common stock on the date of issuance which was used to pay a portion of the management incentive fee due Mr. Buchert under his employment agreement with the Company. The other compensation Mr. Buchert received in 2008 represents a management incentive fee under the terms of his employment agreement with the Company which terminated on March 31, 2008. As part of the sale of Vocalenvision, the Company's operating subsidiary, Mr. Buchert waived his right to receive any portion of his accrued and unpaid management fees or other compensation. See "Employment Arrangements."

(2) Ms. Legendre was appointed Executive Vice President, Secretary and a director of the Company on October 15, 2007 and held those positions until her resignation on April 2, 2008. In 2007 the Company issued 779,000 shares of its common stock to Ms. Legendre pursuant to the terms and conditions of the Company's 2007 Plan having an aggregate value of $62,295 calculated using the closing price of the stock on the date of issuance which was used to pay a portion of the management incentive fee due Ms. Legendre under her employment agreement with the Company. The other compensation Ms. Legendre received in 2008 represents a management incentive fee under the terms of her employment agreement with the Company. As part of the sale of Vocalenvision, the Company's operating subsidiary, Ms. Legendre waived her right to receive any portion of her accrued and unpaid management fees or other compensation. See "Employment Arrangements."

(3) Mr. Fox was appointed Chief Executive Officer, Treasurer and Secretary of the Company in April 2008 and served in all those capacities until his resignation on October 24, 2008. The Company paid Mr. Fox $2500 for his services in 2008 and accrued $5000 as additional compensation which he was paid in 2009.

(4) Ms. Rosenbaum was appointed an interim officer of the Company on October 24, 2008 and became the Company's Chief Executive Officer and Chief Financial Officer on November 18, 2008. The Company accrued $10,000 for Ms. Rosenbaum's services in 2008 which she will be paid in 2009.

(5) The Company did not issue any stock or options to its directors or officers in 2008.

(6) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted in 2008 and prior fiscal years to each of the named executive officers, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. There were no option grants in 2008. For information on the valuation assumptions with respect to grants made prior to 2008, refer to Note 13 of the Company's financial statements in the Form 10-KSB for the year ended December 31, 2006 and refer to Note 8 in the Company's financial statements in the Form 10-KSB for the year ended December 31, 2005. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(7) This column reports the total amount of other compensation provided, no item of which individually exceeded the greater of $25,000 or 10% of the total amount of such other compensation for the Company's executive officers.




                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2008

                                                  NUMBER OF          NUMBER OF
                                                  SECURITIES        SECURITIES
                                                  UNDERLYING        UNDERLYING
                                                 UNEXERCISED        UNEXERCISED         OPTIONS       OPTION
                                                 OPTIONS (#)          OPTIONS          EXERCISE     EXPIRATION
         NAME AND PRINCIPAL POSITION             EXERCISABLE     (#)UNEXERCISABLE      PRICE ($)       DATE
----------------------------------------------------------------------------------------------------------------
Claude C. Buchert, CEO                                   -0-               -0-            -0-           -0-

Helene Legrande, Exec. V.P.                              -0-               -0-            -0-           -0-

Ross Nordin, CFO                                      26,488               -0-             0.02      5/15/2011
                                                     105,950               -0-             0.01     12/31/2011
James W. Gibson                                       26,488               -0-             0.02      5/15/2011
                                                     105,950               -0-             0.01     12/31/2011
Claude Sacroun                                       183,375               -0-             0.01      5/15/2011

All others                                            63,288               -0-             0.01      5/15/2011
                                                 -----------     ----------------      ---------    ------------
                                                     511,539


Compensation Arrangements.

      In 2008, neither Mr. Fox nor Ms. Rosenbaum had a written employment agreement with the Company; however, (i) the Company accrued $7500 of compensation for Mr. Fox and paid him $2500 of that compensation in 2008 and the remaining $5000 in 2009, and (ii) the Company accrued $10,000 of compensation for Ms. Rosenbaum all of which the Company will pay her in 2009.

      From January 1, 2007 through and including March 31, 2008 there were employments arrangements covering Mr. Buchert and Ms. Legendre, both of which ended through expiration of their respective terms on March 31, 2008.

      Claude Buchert

      On January 1, 2004, TelePlus, Inc. entered into an employment agreement with Mr. Buchert for his services as chief executive officer for the supervision of all aspects of the management and operation of the business. Under this agreement, Mr. Buchert was to be paid an annual salary of $120,000, payable in arrears in equal semi-monthly payments (less applicable withholding taxes and customary deductions) during the term hereof or at such other regular periods as the employer may designate. The base compensation is to be reviewed annually by the employer and may be increased, but not decreased, from time to time in the sole discretion of employer. Such increases, if any, may be in the form of additional Base Compensation or as a bonus. In addition to the base compensation, Mr. Buchert is entitled to receive a discretionary annual bonus in an amount to be determined solely by the board of directors, or appropriate committee of the Board, and based upon the growth and performance of the business. Mr. Buchert is to receive certain additional benefits under the agreement, such as vacation and health insurance. On February 1, 2004, this agreement was amended to provide Mr. Buchert has the option to receive consultant/management fees in lieu of base compensation. In this event, the Company is not to be held responsible for any applicable withholding taxes and customary deductions. On this basis, Mr. Buchert was paid management fees in the capacity as a consultant to the Company at the rate of $7,000 per month, and the Company accrued $20,000 of management fees for him in 2008.

      This Agreement terminated on March 31, 2008, at the end of the initial term. As part of the sale of Vocalenvision, the Company's operating subsidiary, Mr. Buchert waived his right to receive any portion of his accrued and unpaid management fees or other compensation.

      Helene Legendre

      On January 1, 2004, TelePlus, Inc. entered into an employment agreement with Ms. Legendre for her services as executive vice president. Under this agreement, Ms. Legendre was to be paid an annual salary of $90,000, payable in arrears in equal semi-monthly payments (less applicable withholding taxes and customary deductions) during the term hereof or at such other regular periods as the employer may designate. The base compensation is to be reviewed annually by the employer and may be increased, but not decreased,from time to time in the sole discretion of employer. Such increases, if any, may be in the form of additional base compensation or as a bonus. In addition to the base compensation, Ms. Legendre was entitled to receive a discretionary annual bonus in an amount to be determined solely by the board of directors, or appropriate committee of the Board, and based upon the growth and performance of the business. Ms. Legendre is to receive certain additional benefits under the agreement, such as vacation and health insurance. The Company accrued $16,000 of a management fee for Ms. Legendre in 2008.

      This Agreement terminated automatically at the end of the initial term on March 31, 2008. As part of the sale of Vocalenvision, the Company's operating subsidiary, Ms. Legendre waived her right to receive any portion of her accrued and unpaid management fees or other compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders.

Security Ownership.

      The following table sets forth information regarding the beneficial ownership of the Company's common stock as of March 6, 2009 (1,000,000 shares issued and outstanding) by: (i) all stockholders known to the Company to be owners of more than 5% of the outstanding common stock of the Company; and (ii) all officers and directors of the Company, individually and as a group:

Name and Address                       Number of Shares of         Percentage(3)
of Beneficial Owner                    Common Stock(1)(2)

Humax West, Inc.                       86,629(4)                          8.66%
7301 Vista Del Mar
Playa del Rey, California 90292

Telenova Ltd.                          73,379(5)                          7.30%
Suite 5, Watergarden,
Waterport, Gibraltar

Marcia Rosenbaum                          250 (6)                     (6)--%
4640 Admiralty Way
Suite 500
Marina del Rey, California 90292

All Directors and
Executive Officers as a                   250                         (7)--%
Group (1 person)

(1) Reflects the 1 for 100 reverse split of the Company's common stock that was effective on March 6, 2009.

(2) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(3) Applicable percentage ownership of common stock is based on 1,000,000 shares issued and outstanding as of March 6, 2008. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the Instructions to Item 403 of Regulation S-B, and the information is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

(4) The shares owned by Humax West, Inc. are in the process of being returned to the Company for cancellation as a condition of the Company's sale of its operating subsidiary, Vocalenvision, in April 2008.

(5) (4) The shares owned by Telenova are in the process of being returned to the Company for cancellation as a condition of the Company's sale of its operating subsidiary, Vocalenvision, in April 2008.

(6) This amount consists of a warrant issued to purchase 25,000 restricted shares of common stock (500,000 pre reverse split) as compensation for services to the Company under a 2005 compensation agreement. This warrant, issued in February 2006, is currently exercisable for a term of five years at the price of $2.20 ($0.11 pre reverse split) per share. The percentage represented by the warrant is less than 1% of all of the Company's issued and outstanding shares.

(7) The percentage represented by the warrant is less than 1% of all of the Company's issued and outstanding shares.


Securities authorized for issuance under equity compensation plans.

      As of December 31, 2008, there are no securities authorized for issuance by the Company under any compensation plans previously approved by the Company's stockholders or not approved by the Company's stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

      Other than as set forth below, during the last fiscal year there has not been any relationships, transactions or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

      (a) The Company had employment agreements with two members of management (Mr. Buchert and Ms. Legendre) that expired on March 31, 2008 (see Item 11 for a further discussion of these agreements). As of December 31, 2008 and December 31, 2007, the Company had $-0- and $285,732, respectively, payable to management in arrears under these agreements. Expenses related to these agreements are recorded in general and administrative expense and amounted to $36,000 and $126,727 for the years ended December 31, 2008 and December 31, 2007, respectively.

      (c) In April 2008, the Company entered into an agreement with Vocalenvision, Inc., its wholly-owned subsidiary, and Tourizoom, Inc., pursuant to which the Company sold substantially all of the assets of Vocalenvision to Tourizoom upon the consideration and for the other terms and conditions contained in the asset purchase agreement. See Item 1 above "Business-- Note concerning description of the Company's former business " and the Company's Report on Form 8-K filed on April 4, 2008 with the SEC for details of the transaction and the underlying transaction documents. Mr. Claude Buchert and Ms. Helene Legendre, formerly Chairman of the Board and CEO, and Executive Vice President, Secretary and a director of the Company, respectively, are the stockholders of Tourizoom. As part of the asset purchase and sale transaction, Mr. Buchert and Ms. Legendre resigned their positions with the Company.

      (d) As compensation for agreeing to serve in their respective capacities as officers of the Company, the Company agreed to pay Mr. Geoffrey Fox and Ms. Marcia Rosenbaum, $7500 and $10,000, respectively.

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

Director Independence

      The Company does not have a nominating committee, compensation committee or executive committee of the board of directors, stock plan committee or any other committees.

Item 14. Principal  Accounting Fees and Services.

Audit Fees

      The aggregate fees billed for each of the last two fiscal years for professional services rendered by Sutton Robinson Freeman & Co.,
P.C.("Accountant") for the audit of the Company's annual financial statements, and review of financial statements included in the Company's Form 10-Q's: 2008 $11,000 2007: $10,500.

Audit Related Fees

      The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: 2008: $-0-; 2007: $-0-.

Tax Fees

      The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountant for tax compliance, tax advice, and tax planning: 2008: $0 2007: $0.

All Other Fees

      The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountant, other than the services reported above: 2008: $0 2007: $0.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial statements (filed herewith in Item 8 of this report)

(2) Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index below.

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

10.11 Sale and Purchase Agreement made as of November 10, 2008 by and between Continan Communications, Inc. and Blacklight BVBA (filed herewith).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on May 9, 2007).

23.1     Consent of independent auditor (filed herewith).

31.1 and Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
31.2     Officer and Principal Financial Officer (filed herewith).

32.1 and Section 1350 Certification of Principal Executive Officer and Chief
32.2     Financial Officer (filed herewith).

99 Provisional Patent Application, dated September 20, 2004 (incorporated by reference to Exhibit 99 of the Form 10-KSB filed on May 9, 2007).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       XXX ACQUISITION CORP.


Dated: April 13, 2009                  By: /s/ Marcia Rosenbaum
                                           -------------------------------------
                                           Marcia Rosenbaum,
                                           President and Chief Executive Officer
                                           (Principal executive officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


Signature                       Title                                 Date

/s/ Marcia Rosenbaum      Chief Executive Officer                 April 13, 2009
--------------------      (Principal executive officer)/
Marcia Rosenbaum          Chief Financial Officer/
                          (Principal accounting officer)/
                          Director