Form 10-Q/A
period 2008-03-31
XXX Acquisition Corp.
filed 2009-05-08
CIK 1114208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008


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

              11 East 44th Street-19th Floor, New York, New York 10017
       -------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (212) 687-1222
                          ----------------------------
                          (Company's Telephone Number)

                         CONTINAN COMMUNICATIONS, INC.,
                          4640 Admiralty Way-Suite 500,
                        Marina del Rey, California 90292
         --------------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)


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


      As of April 1, 2008, the Company had 43,213,539 shares of common stock issued and outstanding.


    Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE


     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              CONSOLIDATED BALANCE SHEETS AS OF
              MARCH 31, 2008 AND MARCH 31, 2007................................4

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
              THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007 AND
              FOR THE PERIOD SEPTEMBER 16, 2002
              (INCEPTION) THROUGH MARCH 31, 2008...............................5

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD SEPTEMBER 16, 2002 (INCEPTION)
              THROUGH MARCH 31, 2008...........................................6

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
              AND FOR THE PERIOD SEPTEMBER 16, 2002
              (INCEPTION) THROUGH MARCH 31, 2008...............................8

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................10

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................25

     ITEM 4.  CONTROLS AND PROCEDURES.........................................33

     ITEM 4T. CONTROLS AND PROCEDURES.........................................34


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS...............................................34

     ITEM 1A. RISK FACTORS....................................................34

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND
              USE OF PROCEEDS.................................................34

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................34

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............35

     ITEM 5.  OTHER INFORMATION...............................................35

     ITEM 6.  EXHIBITS........................................................35

SIGNATURES....................................................................35

EXPLANATORY NOTE: This Amendment No.1 to Form 10-QSB amends the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 20, 2008, to respond to certain comments from the Staff of the Securities and Exchange Commission. This Amendment does not reflect events occurring after the original filing of the Form 10-QSB, and does not modify or update the disclosures therein in any way except for changes to Items 4 and 4A(T) Controls and Procedures and to respond to certain accounting comments of the Staff with regard to the audit report, the statements of operations, the statements of stockholders' equity and statements of cash flows. Accordingly, this Form 10-QSB/A should be read in conjunction with the other filings of the Company made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-QSB, including any amendments to those filings.

FORWARD LOOKING STATEMENTS.

      Information in this Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange Act of 1934, as amended. When used in this Form 10-QSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, need for future financing, dependence on personnel and operating expenses.


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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              XXX ACQUISITION CORP.
                (formerly known as CONTINAN COMMUNICATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                          March 31,        March 31,
                                                             2008            2007
                                                         -----------      -----------

CURRENT ASSETS:
   Cash                                                  $     2,361      $        --
                                                         -----------      -----------

        Total current assets                                   2,361               --
                                                         -----------      -----------


FURNITURE AND EQUIPMENT, net                                  17,911           21,922
                                                         -----------      -----------


OTHER ASSETS:
   Intangible assets, net                                     54,431           55,534
   Developed software, net                                   488,483          498,382
   Security deposit                                            3,595            3,595
        Total other assets                                   546,509          557,511
                                                         -----------      -----------

               Total assets                              $   566,781      $   579,433
                                                         ===========      ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

   Accounts payable                                      $   414,963      $   343,462
   Accrued liabilities                                       127,462          128,262
   Accrued interest on notes payable - related party          54,054           47,780
   Accrued interest on notes and advances payable            130,283          126,058
   Accrued management fees                                   321,731          285,732
   Current portion of capital leases                           4,541            5,420
   Notes payable - related party                             307,642          284,223
   Notes and advances  payable                               995,488          978,543
   Income tax payable                                            800              800
                                                         -----------      -----------
        Total current liabilities                          2,356,964        2,200,280
                                                         -----------      -----------

Long term liabilities:
   Capital leases, net of current portion                      1,100            1,585
                                                         -----------      -----------

Shareholders' deficit:
   Preferred stock, par value of $0.001
     10,000,000 shares authorized                                 --               --
   Common stock; par value of $0.001;
     100,000,000 shares authorized
     43,213,522 issued and outstanding                        43,214           43,214
   Additional paid in capital                              6,362,651        6,377,651
   Deficit accumulated during the development stage       (8,197,148)      (8,043,297)
                                                         -----------      -----------

     Total shareholders' deficit                          (1,791,283)      (1,622,432)
                                                         -----------      -----------
        Total liabilities and shareholders' deficit      $   566,781      $   579,433
                                                         ===========      ===========


        The accompanying notes are an integral part of these financial statements


                                        4





                                                  XXX ACQUISITION CORP.
                                    (formerly known as CONTINAN COMMUNICATIONS, INC.)
                                              (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                             FOR THE THREE            FOR THE THREE           PERIOD FROM
                                             MONTHS ENDED              MONTHS ENDED        SEPTEMBER 16,2002
                                               MARCH 31,                MARCH 31,            (INCEPTION) TO
                                                 2008                     2007               March 31, 2008
                                           ------------------      ------------------      ------------------

REVENUES:                                  $               --      $              800      $          154,239

EXPENSES:
Direct costs                                                                   13,034                 402,081
Selling expenses                                                               48,290               1,729,326
Depreciation and amortization                          15,013                  16,878                 218,747
General and administrative expenses                   121,028                 274,627               4,690,463
                                           ------------------      ------------------      ------------------
Total expenses                                        136,041                 352,829               7,040,617

OTHER INCOME (EXPENSES), net:
Interest expense                                      (10,960)                (16,514)               (329,650)
Other expense                                                                                            (954)
Loss on derivative instruments                                                  1,572                (841,821)
OTHER INCOME (EXPENSES), net:                                                                        (134,345)
                                           ------------------      ------------------      ------------------
Total other income (expenses), net                    (10,960)                (14,942)             (1,306,770)


Loss Before Discontinued Operations                  (147,001)               (366,971)             (8,193,148)

Gain from Discontinued Operations                                                  --                      --
                                           ------------------      ------------------      ------------------

Income (loss) before provision for                                                                         --
income taxes                                         (147,001)               (366,971)             (8,193,148)
                                           ------------------      ------------------      ------------------
Provision for income taxes                                                                              4,000
                                           ------------------      ------------------      ------------------
Net Income (loss)                          $         (147,001)     $         (366,971)     $       (8,197,148)
                                           ==================      ==================      ==================


Net loss per share - basic and diluted     $            (0.00)     $            (0.01)     $            (0.26)
                                           ==================      ==================      ==================


Weighted average shares of common
stock outstanding-basic                            43,213,522              25,727,116              31,002,292
                                           ==================      ==================      ==================

                        The accompanying notes are an integral part of these financial statements




                                             XXX ACQUISITION CORP.
                               (formerly known as CONTINAN COMMUNICATIONS, INC.)
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO MARCH 31, 2008
                                                  (UNAUDITED)

                                                                   Preferred Stock                  Common Stock
                                                             --------------------------      --------------------------
                                                               Shares        Par Value        Shares          Par Value
                                                             ---------      -----------      -----------     -----------
Balance at December 31, 2004                                 3,000,000      $     3,000                      $
     Net (loss)
                                                             ---------      -----------      -----------     -----------
Balance at September 30, 2005                                3,000,000            3,000
     Net (loss)
                                                             ---------      -----------      -----------     -----------
Balance at December 31, 2005                                 3,000,000            3,000
     Reverse acquisition, May 2006                                                             1,699,108           1,699
     Stock options granted for consulting services
     Stock options granted to employees
     Stock options granted to management
     Stock options granted for finders fees
     Fees on reverse acquisition
     Issue of common stock-
        upon exercise of warrants                                                                290,000             290
     Issue of common stock
        for consulting service                                                                   249,500             250
     Conversion of preferred stock
        to common stock                                     (3,000,000)          (3,000)      20,250,000          20,250
     Conversion of N/P to Common stock
        - Rackgear Inc.                                                                          210,914             211
     Conversion of A/P in the amount of $12,698
        to Common stock                                                                           22,650              23
     Conversion of Advances Payable to Preferred stock
         First Bridge Inc., et al                                5,510                6
     Conversion of N/P to Common stock
        - Kurt Hiete                                                                             200,000             200
     Conversion of A/P in the amount of $34,865
        to common stock                                                                           35,000              35
     Issue of common stock
        for consulting service                                                                 2,710,000           2,710
     Stock options granted for Consulting services
     Stock options granted for Consulting services
     Stock options granted to Employees
     Transfer to derivative liability
     Net (loss)
                                                             ---------      -----------      -----------     -----------
[table continued]
                                                                                    Deficit
                                                                                  Accumulated
                                                                                   During the         Total
                                                                 Additional        Development     Shareholders
                                                               Paid in Capital        Stage       Equity (Deficit)
                                                                 -----------      -----------      -----------
Balance at December 31, 2004                                     $ 2,123,608      $  (958,325)     $ 1,168,283
     Net (loss)                                                                    (1,053,248)      (1,053,248)
                                                                 -----------      -----------      -----------
Balance at September 30, 2005                                      2,123,608       (2,011,573)         115,035
     Net (loss)                                                                      (305,880)        (305,880)
                                                                 -----------      -----------      -----------
Balance at December 31, 2005                                       2,123,608       (2,317,453)        (190,845)
     Reverse acquisition, May 2006                                   971,820                           973,519
     Stock options granted for consulting services                    40,343                            40,343
     Stock options granted to employees                               33,619                            33,619
     Stock options granted to management                              58,273                            58,273
     Stock options granted for finders fees                           37,737                             37,737
     Fees on reverse acquisition                                     (37,737)                          (37,737)
     Issue of common stock-
        upon exercise of warrants                                       (290)                               --
     Issue of common stock
        for consulting service                                       548,750                           549,000
     Conversion of preferred stock
        to common stock                                              (17,250)                               --
     Conversion of N/P to Common stock
        - Rackgear Inc.                                               63,063                            63,274
     Conversion of A/P in the amount of $12,698
        to Common stock                                               12,675                            12,698
     Conversion of Advances Payable to Preferred stock
         First Bridge Inc., et al                                    550,951                           550,957
     Conversion of N/P to Common stock
        - Kurt Hiete                                                  60,326                            60,526
     Conversion of A/P in the amount of $34,865
        to common stock                                               34,830                            34,865
     Issue of common stock
        for consulting service                                     1,623,290                         1,626,000
     Stock options granted for Consulting services                    48,846                            48,846
     Stock options granted for Consulting services                   215,748                           215,748
     Stock options granted to Employees                               93,236                            93,236
     Transfer to derivative liability                               (307,516)                         (307,516)
     Net (loss)                                                                    (4,336,029)      (4,336,029)
                                                                 -----------      -----------      -----------

                      The accompanying notes are an integral part of these financial statements



                                                  XXX ACQUISITION CORP.
                                    (formerly known as CONTINAN COMMUNICATIONS, INC.)
                                              (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO MARCH 31, 2008
                                                       (UNAUDITED)


                                                                           Preferred Stock                 Common Stock
                                                                    --------------------------     ----------------------------
                                                                        Shares      Par Value         Shares         Par Value
                                                                       --------    -----------      -----------      -----------

Balance at December 31, 2006                                            5,510      $         6       25,667,172      $    25,668
     Issurance of common stock for consulting services                                                   65,000               65
     Issurance of common stock for consulting services 80,000                                           804,000              804
     Cancellation of conversion of A/P in the amount                                                    (22,650)             (23)
     Conversion of A/P and mangement fees in the amount                                              16,700,000           16,700
     Cancellation of conversion of Advances Payable                    (5,510)              (6)
     Net (loss)
                                                                       --------    -----------      -----------      -----------
Balance at December 31, 2007                                                0               --       43,213,522           43,214
     Net (loss)
                                                                       --------    -----------      -----------      -----------

Balance at March 31, 2008                                                  --      $        --       43,213,522      $    43,214
                                                                       =======     ===========      ===========      ===========


[table continued]



                                                                                        Accumulated
                                                                                         During the         Total
                                                                       Additional       Development     Shareholders
                                                                     Paid in Capital      Stage        Equity (Deficit)
                                                                       -----------      -----------      -----------

Balance at December 31, 2006                                           $ 6,154,322      $(6,653,482)     $  (473,486)
     Issurance of common stock for consulting services                      33,085               --           33,150
     Issurance of common stock for consulting services 80,000               80,326               --           81,130
     Cancellation of conversion of A/P in the amount                       (12,675)              --          (12,698)
     Conversion of A/P and mangement fees in the amount                    658,544               --          675,244
     Cancellation of conversion of Advances Payable                       (550,951)              --         (550,957)
     Net (loss)                                                                 --       (1,396,665)      (1,396,665)
                                                                       -----------      -----------      -----------
Balance at December 31, 2007                                             6,362,651       (8,050,147)      (1,644,282)
     Net (loss)                                                                            (147,001)        (147,001)
                                                                       -----------      -----------      -----------

Balance at March 31, 2008                                                6,362,651      $(8,197,148)     $(1,791,283)
                                                                       ===========      ===========      ===========



                           The accompanying notes are an integral part of these financial statements




                                             XXX ACQUISITION CORP.
                               (formerly known as CONTINAN COMMUNICATIONS, INC.)
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                                 PERIOD FROM
                                                            FOR THE THREE      FOR THE THREE  SEPTMEMBER 16,2002
                                                             MONTHS ENDED      MONTHS ENDED    (INCEPTION) TO
                                                            MARCH, 31 2008    MARCH, 31 2007   MARCH, 31 2008
                                                              -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 $  (147,001)     $  (307,910)     $(8,197,148)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization                                 15,013           16,720          218,746

     Stock compensation for consulting services and
         options granted to management and employees                               108,650        2,521,178
     Loss on Settlement of debt                                                                     134,407

     Write-off of prepaid expenses                                                                  562,678
     Write-off of notes payable                                                                    (120,267)
     Write-off of accounts payable                                                                    3,059
     (Increase) decrease in assets:                                                                      --
        Accounts receivable                                                                              --
        Other receivables                                                                                --
        Security deposit                                                                                 --
        Prepaid expenses                                                               500           (3,595)
     Increase (decrease) in liabilities:                                                                 --
        Accounts payable                                           48,850          (82,182)         727,218
        Taxes payable                                                                  800               --
        Accrued liabilities                                                        (79,247)         177,450
        Accrued interest on notes payable - related party           6,275              128           93,057
        Accrued interest on notes payable                           4,225            6,189          151,676
        Management fees                                            36,000           (1,763)         479,536
                                                              -----------      -----------      -----------
           Net cash used in operating activities                  (36,638)        (338,115)      (3,252,005)
                                                              -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for intangible assets                                                                 (101,369)
     Payment for software development costs                                                        (428,987)
     Purchase of equipment                                                          (2,759)         (24,123)
                                                              -----------      -----------      -----------
           Net cash used in investing activities                       --           (2,759)        (554,479)
                                                              -----------      -----------      -----------


                     The accompanying notes are an integral part of these financial statements



                                                  XXX ACQUISITION CORP.
                                    (formerly known as CONTINAN COMMUNICATIONS, INC.)
                                              (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)


CASH, end of the period                                                    $    2,361     $          --     $     2,361
                                                                           ==========     =============     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                          $       --     $          --     $        --
                                                                           ==========     =============     ===========

    Income taxes paid                                                      $       --     $         800     $     4,000
                                                                           ==========     =============     ===========
SUPPLEMENTAL DISCLOSURES OF

    NON CASH INVESTING AND FINANCING ACTIVITIES
    Furniture and equipment acquired through exchange of stock             $       --     $          --     $    30,250
                                                                           ==========     =============     ===========
    Developed software acquired through exchange of stock                  $       --     $          --     $    16,500
                                                                           ==========     =============     ===========
    Conversion of note payable to preferred stock                          $       --     $    (550,957)    $        --
                                                                           ==========     =============     ===========
    Conversion of notes payable and accrued interest into common stock     $       --     $-                $ 2,281,515
                                                                           ==========     =============     ===========
    Conversion of A/P into common stock                                    $       --     $     641,844       $6868,940
                                                                           ==========     =============     ===========
    Cancellation of conversion of A/P                                      $       --     $      12,698     $    12,698
                                                                           ==========     =============     ===========
    Purchase of equipment through capital leases                           $       --     $          --     $    29,843
                                                                           ==========     =============     ===========
    Stock issued for consulting services                                   $       --     $          --     $    82,000
                                                                           ==========     =============     ===========
    Issue of common stock upon exercise of warrants                        $       --     $       2,000     $     5,800
                                                                           ==========     =============     ===========

                        The accompanying notes are an integral part of these financial statements

                                                       9

                             XXX ACQUISITION CORP.
               (formerly known as CONTINAN COMMUNICATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Furniture and equipment consisted of the following as of March 31, 2008 and December 31, 2007.

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

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2008 are as follows:
                                                Three Months
                                                   Ending
                                                 March 31,        Amount
                                                ------------    ----------
                                                    2008        $   4,552
                                                    2009            1,466
                                                    2010              242
                                                 Thereafter            --
                                                                ---------
   Total minimum lease payments                                     4,552

     Less: amount representing interest                              (619)
                                                                ---------

   Present value of net minimum lease payments                      5,641

     Less: current maturities of capital lease
       obligations                                                 (4,641)
                                                                ---------

   Long-term capital lease obligations                          $   1,100
                                                                =========

NOTE 11 - NOTES and ADVANCES PAYABLE

As of March 31, 2008 and December 31, 2007, the Company had notes and advances payable of $995,488 and $978,543, respectively.
                                                     2008             2007
                                                --------------   --------------
Promissory note issued to James Bell on
May 26, 2004 in the amount or $25,000
with interest of 10%. There are no monthly
payments and the principal along with
the accrued interest is due on or before
 December 31, 2005 or the date the Company
received proceeds from the public
 offering of its shares, whichever is
earlier. The promissory note contains an
 option for the holder to receive 1% of
the outstanding shares in lieu of
repayment of principal.                         $      25,000    $      25,000

Promissory notes issued to ARABIA
Corporation on various dates between September
18, 2003 and May 18, 2004 with interest of
10%. Principal along with accrued
interest is payable on the maturity dates
between September 18, 2004
and December 31, 2004.                                 55,000           55,000

Promissory note issued to Sax Public
Relations, Inc. December 1, 2005 with
interest accruing from September 1, 2005
at 10%. Payments of $1,000 to be made
monthly beginning February 1, 2006
through March 2007.                                     7,586            7,586

Advances made by First Bridge Capital Inc,
et al, with interest accruing at 10%.
There are no monthly payments and the
principal along with the accrued interest
is due on or before December 31, 2007 or
the date the Company received proceeds
from the public offering
of its shares, whichever is earlier                   907,902          890,957
                                                -------------    -------------

Total notes payable                             $     995,488    $     978,543
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


The following schedule summarizes the total liability originally recognized, the gain (loss) during the last fiscal year, the amount transferred to equity upon recapitalization and the remaining liability at March 31, 2008 which was $-0-:


Original      Gain/(Loss)                    Liability as of
                                       Liability     Recognized        Equity      December 31, 2006
                                      -----------   ------------    ------------   -----------------
Promise to issue convertible
  preferred stock                     $  481,382    $        --     $   481,382    $             --

Settlement of 2,710,000 common
  shares due                             298,000     (1,328,000)      1,626,000                  --

82,579 shares due to public
  relations firm                          24,000         21,848              --               2,152

Common stock warrants to First
  Bridge Capital                          20,000          5,164          14,836                  --

Non-employee stock option and
  warrants (Note 13)                     581,157        459,166         121,991                  --
                                      ----------    -----------     -----------    ----------------

    Total                                923,000       (841,822)      1,762,827               2,152

                        Grand Total   $1,404,539    $  (841,822)    $ 2,244,209    $          2,152
                                      ==========    ===========     ===========    ================

                                       19

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

(B) OPERATING LEASES.

         The principal executive offices for the Company currently consist of approximately 1,048 square feet of office space, which are located at 4684 Admiralty Way-Suite 500, Marina del Rey, California 90292. The Company leases this property on a month-to-month basis at the current monthly rent of $3,245 as of March 31, 2008.

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

         As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that, subject to the following qualification, its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure: the qualification is that we did not have adequate segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only monitored as a weakness.

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

CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES.

         There were no changes in the Company's disclosure controls and procedures, or in factors that have materially affected or are reasonably likely to materially affect those controls and procedures during the last fiscal quarter.

ITEM 4T.  CONTROLS AND PROCEDURES.


         The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.


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

         We identified the following material weakness in our internal control over financial reporting- we did not have adequately segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only monitored as a weakness.

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

                                            XXX ACQUISITION CORP.

                                       (f/k/a/ CONTINAN COMMUNICATIONS, INC.)


Dated: May 1, 2009
                                       By:  /s/ Marcia Rosenbaum
                                            ------------------------------------
                                            Marcia Rosenbaum,
                                            Chief Executive Officer
                                            and Chief Financial Officer

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

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on May 9, 2007).

31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certification of Marcia Rosenbaum as
              Principal Executive Officer and Principal Financial Officer filed herewith).

32.1 and 32.2 Section 1350 Certification of Marcia Rosenbaum as Principal
              Executive Officer and Principal Financial Officer (filed herewith).

99 Provisional Patent Application, dated September 20, 2004 (incorporated by reference to Exhibit 99 of the Form 10-KSB filed on May 9, 2007).