Form 10-Q
period 2009-03-31
XXX Acquisition Corp.
filed 2009-05-20
CIK 1114208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                            Consorteum Holdings, Inc.
                         11 East 44th Street-19th Floor
                            New York, New York 10017
         --------------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [_].

      Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [_].

      As of April 1, 2009, the Company had 1,000,000 shares of common stock issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [x]  No[_]


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                               PAGE


     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEETS AS OF
              MARCH 31, 2009 (unaudited)AND DECEMBER 31, 2008(consolidated)(audited).......................    4

              STATEMENTS OF OPERATIONS FOR THE
              THREE MONTHS ENDED MARCH 31, 2009 (unaudited) AND MARCH 31, 2008(consolidated)(audited) .....    5

              STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2009(unaudited).........................................    6

              STATEMENTS OF CASH FLOWS FOR THE
              THREE MONTHS ENDED MARCH 31, 2009 (unaudited) AND MARCH 31, 2008(consolidated)(audited)......    8

              NOTES TO FINANCIAL STATEMENTS................................................................   10


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................................   23

     ITEM 4.  CONTROLS AND PROCEDURES......................................................................   29

     ITEM 4T. CONTROLS AND PROCEDURES......................................................................   30


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS............................................................................   30

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND
              USE OF PROCEEDS..............................................................................   30

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................................   30

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................   31

     ITEM 5.  OTHER INFORMATION............................................................................   31

     ITEM 6. EXHIBITS......................................................................................   31

SIGNATURES.................................................................................................   31


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

NOTE CONCERNING RECENT DEVELOPMENTS:

      The Company's financial statements as at March 31, 2009 and the description and comparison of the Company's business for the periods March 31, 2009 and March 31, 2008 set forth below under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" is for historical purposes only. Effective March 31, 2008 the Company was no longer engaged in any active business, either directly, or through its wholly-owned subsidiary, Vocalenvision, Inc. ("Vocalenvision"). On March 31, 2008, the Company's Board of Directors approved the Company's execution and delivery of an agreement to sell substantially all the assets of Vocalenvision to Tourizoom, Inc., a Nevada corporation (the "Buyer" or "Tourizoom"). See the Company's Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 4, 2008 and the exhibits thereto, and the Company's Report on Form 10-KSB filed with the SEC on April 15, 2008 and the exhibits thereto.

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

      Currently, the Company has no full-time employees and owns no real estate and virtually no personal property. The Company will pursue a business combination, but thus far has made limited efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business, except for one transaction that was terminated in April 2009. The business purpose of the Company will be to seek the acquisition of or merger with an existing company. There can be no assurance the Company will succeed in this purpose. See "Risk Factors" in the Company's Form 10-K filed with the SEC on April 14, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                          XXX ACQUISITION, INC.
                            (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                             BALANCE SHEETS


                                                 ASSETS
                                                                            March 31,       December 31,
                                                                             2009              2008
                                                                        (Unconsolidated)  (Consolidated)
                                                                           (Unaudited)       (Audited)
                                                                           -----------      -----------


CURRENT ASSETS:
     Other receivables                                                     $    81,357      $    81,357
                                                                           -----------      -----------
       Total current assets                                                     81,357           81,357
                                                                           -----------      -----------


          Total assets                                                     $    81,357      $    81,357
                                                                           ===========      ===========

                                  LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                      $   177,031      $   213,587
     Accrued interest on notes and advances payable                            219,278          195,460
     Notes and advances payable                                                694,349          952,727
                                                                           -----------      -----------
       Total current liabilities                                             1,090,658        1,361,774
                                                                           -----------      -----------


SHAREHOLDERS' DEFICIT
     Preferred stock, par value of $.001; 10,000,000 shares authorized
       0 shares issued and outstanding, respectively                                --               --
     Common stock; par value of $0.001; 100,000,000 shares authorized
       1,000,000 and 43,213 shares issued and outstanding
       March 31, 2009 and  December 31, 2008 respectively                      100,000           43,214
     Additional paid in capital                                              6,663,365        6,362,651
     Deficit accumulated during the development stage                       (7,772,666)      (7,686,282)
                                                                           -----------      -----------
       Total shareholders' deficit                                          (1,009,301)      (1,280,417)
                                                                           -----------      -----------

          Total liabilities and shareholders' deficit                      $    81,357      $    81,357
                                                                           ===========      ===========


                             See Accompanying Notes to Financial Statements






                                               XXX ACQUISITION INC.
                                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF OPERATIONS
                                                    (UNAUDITED)



                                                        For the Three     For the Three
                                                        Months Ended       Months Ended  September 16, 2002
                                                       March 31, 2009     March 31, 2008   (Inception) to
                                                       (Unconsolidated)   (Consolidated)   March 31, 2009
                                                          (Unaudited)       (Audited)       (Unaudited)
                                                          -----------      -----------      -----------


REVENUES:                                                 $        --      $        --      $   154,239
                                                          -----------      -----------      -----------

EXPENSES:
         Direct costs                                              --               --          402,081
         Selling expenses                                          --               --        1,729,326
         Depreciation and amortization                             --               --          203,734
         General and administrative expenses                   62,565           65,586        4,821,930
                                                          -----------      -----------      -----------
                Total expenses                                 62,565           65,586        7,157,071

OTHER INCOME (EXPENSES), net:
         Interest expense                                      23,819            2,225         (436,561)
         Other expense                                             --               --             (954)
         (Loss) on derivative instruments                          --               --         (841,821)
         Other income                                              --               --         (134,345)
                                                          -----------      -----------      -----------
                Total other income (expenses), net             23,819            2,225       (1,413,681)


        (Loss) Before Discontinued Operations                 (86,384)         (67,811)      (8,416,513)

        Profit of (Loss) from Discontinued Operations              --          (79,190)         647,847
                                                          -----------      -----------      -----------

Income (loss) before provision for
income taxes                                                  (86,384)        (147,001)      (7,768,666)

Provision for income taxes                                      4,000
                                                          -----------      -----------      -----------
Net Income (loss)                                         $   (86,384)     $  (147,001)     $(7,772,666)
                                                          ===========      ===========      ===========


Net loss per share - basic and diluted                    $     (0.30)     $     (0.34)     $    (27.90)
                                                          ===========      ===========      ===========


Weighted average shares of common
         stock outstanding - basic -(1)                       289,524          432,125          278,621
                                                          ===========      ===========      ===========

    1- affected for 100 to 1 reverse split - March 2009

                             See Accompanying Notes to Financial Statements



                                                       XXX ACQUISITION CORP.
                                         (formerly known as CONTINAN COMMUNICATIONS, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO MARCH 31, 2009
                                                            (UNAUDITED)



                                                                                                         Accumulated     Total
                                               Preferred Stock         Common Stock                      During the    Shareholders
                                          ----------------------- ---------------------   Additional     Development     Equity
                                             Shares   Par Value   Shares (1) Par Value  Paid in Capital     Stage        (Deficit)
                                          ---------- -----------  ---------- ----------  -------------- ------------- --------------

Balance at December 31, 2004               3,000,000 $     3,000             $           $   2,123,608  $   (958,325) $   1,168,283
    Net (loss)                                                                                            (1,053,248)    (1,053,248)
                                          ---------- -----------  ---------- ----------  -------------  ------------  -------------
Balance at September 30, 2005              3,000,000       3,000                             2,123,608    (2,011,573)       115,035
    Net (loss)                                                                                              (305,880)      (305,880)
                                          ---------- -----------  ---------- ----------  -------------  ------------  -------------
Balance at December 31, 2005               3,000,000       3,000                             2,123,608    (2,317,453)      (190,845)
    Reverse acquisition, May 2006                                  1,699,108      1,699        971,820                      973,519
    Stock options granted for consulting
        services                                                                                40,343                       40,343
    Stock options granted to employees                                                          33,619                       33,619
    Stock options granted to management                                                         58,273                       58,273
    Stock options granted for finders fees                                                      37,737                       37,737
    Fees on reverse acquisition                                                                (37,737)                     (37,737)
    Issue of common stock
        upon exercise of warrants                                    290,000        290           (290)                          --
    Issue of common stock
        for consulting service                                       249,500        250        548,750                      549,000
    Conversion of preferred stock
        to common stock                   (3,000,000)     (3,000) 20,250,000     20,250        (17,250)                          --
    Conversion of N/P to Common stock
        - Rackgear Inc.                                              210,914        211         63,063                       63,274
    Conversion of A/P in the amount of
       $12,698 to Common stock                                        22,650         23         12,675                       12,698
    Conversion of Advances Payable to
        Preferred stock - First Bridge
        Inc, et al                             5,510           6                               550,951                      550,957
    Conversion of N/P to Common stock
        - Kurt Hiete                                                 200,000        200         60,326                       60,526

                                          See Accompanying Notes to Financial Statements



                                                       XXX ACQUISITION CORP.
                                         (formerly known as CONTINAN COMMUNICATIONS, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO MARCH 31, 2009
                                                            (UNAUDITED)



                                                                                                         Accumulated       Total
                                               Preferred Stock         Common Stock                      During the    Shareholders
                                          ----------------------- ---------------------   Additional     Development     Equity
                                             Shares   Par Value   Shares (1) Par Value  Paid in Capital     Stage        (Deficit)
                                          ---------- -----------  ---------- ----------  -------------- ------------- --------------

 Conversion of A/P in the amount
    of $34,865 to common stock                       $       --         350          35         34,830                      34,865
 Issue of common stock
    for consulting service                                           27,100       2,710      1,623,290                   1,626,000
 Stock options granted for Consulting
    services                                                                                    48,846                      48,846
 Stock options granted for Consulting
    services                                                                                    215,748                    215,748
 Stock options granted to Employees                                                             93,236                      93,236
 Transfer to derivative liability                                                             (307,516)                   (307,516)
 Net (loss)                                                                                               (4,336,029)   (4,336,029)
                                         ----------- -----------  ---------- ----------  -------------- ------------- -------------
Balance at December 31, 2006                   5,510 $         6     256,672 $   25,668  $   6,154,322 $  (6,653,482) $   (473,486)
 Issurance of common stock for
    consulting services                                                  650         65         33,085                      33,150
 Issurance of common stock for
   consulting  services 80,000                                         8,040        804         80,326                      81,130
 Cancellation of conversion of A/P
   in the amount                                                        (227)       (23)       (12,675)                    (12,698)
 Conversion of A/P and mangement fees
    in the amount                                                    167,000     16,700        658,544                     675,244
 Cancellation of conversion of Advances
    Payable                                   (5,510)         (6)                             (550,951)                   (550,957)
 Net (loss)                                                                                               (1,396,665)   (1,396,665)
                                         ----------- ------------ ---------- ----------  -------------- ------------  -------------

Balance at December 31, 2007                      --          --     432,135     43,214      6,362,651    (8,050,147)    (1,644,282)
  Net income                                                                                                 363,865        363,865
                                         ----------- ------------ ---------- ----------  -------------- ------------  -------------
Balance at December 31, 2008                      -- $        --     432,135     43,214      6,362,651    (7 686 282)    (1,280,417)
  Conversion of Advances Payable                                     567,846     56,786        201,592                      258,378
  Contribution of capital                                                                       99,122                       99,122
  Net (loss)                                                                                                 (86,384)       (86,384)
                                         ----------- ------------ ---------- ----------  -------------- ------------  -------------
Balance at March 31, 2009                         -- $        --     999,981 $  100,000       6,663,365 $ (7,772,666) $  (1,009,301)
                                         =========== ============ ==========  =========   ============= ============  ==============

   1- affected for 100 to 1 reverse split - March 2009

                                          See Accompanying notes to financial statements




                                               XXX ACQUISITION, INC.
                                 (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND
                       FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO MARCH 31, 2009
                                                   (UNDAUDITED)

                                                                For the Three     For the Three         Period from
                                                                Months Ended      Months Ended       September 16, 2002
                                                               March 31, 2009    March 31, 2008       (inception) to
                                                              (Unconsolidated)   (Consolidated)       March 31, 2009
                                                                (Unaudited)         (Audited)         (Unaudited)
                                                                -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $   (86,384)       $  (147,001)       $(7,772,666)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
    Depreciation and amortization                                        --             15,013            218,746
    Gain from discontinued operations                                    --                 --           (728,718)
    Stock compensation for consulting services and                       --                 --                 --
         options granted to management and employees                     --                 --          2,521,178
    Loss on Settlement of debt                                           --                 --            134,407
    Write-off of prepaid expenses                                        --                 --            562,678
    Write-off of notes payable                                           --                 --           (120,267)
    Write-off of accounts payable                                        --                 --              3,059
    (Increase) decrease in assets:                                       --                 --                 --
        Accounts receivable                                              --                 --                 --
        Other receivables                                                --                 --                 --
        Security deposit                                                 --                 --             (3,595)
        Prepaid expenses                                                 --                 --                 --
    Increase (decrease) in liabilities:                                  --                 --                 --
        Accounts payable                                            (36,556)            48,850            770,183
        Taxes payable                                                    --                 --                 --
        Accrued liabilities                                              --                 --            177,150
        Accrued interest on notes payable - related party                --              6,275             93,057
        Accrued interest on notes and advances payable               23,818              4,225            266,941
        Management fees                                                  --             36,000            479,536
                                                                -----------        -----------        -----------
         Net cash used in operating activities                      (99,122)           (36,638)        (3,398,311)
                                                                -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for intangible assets                                        --                 --           (101,369)
    Payment for software development costs                               --                 --           (428,987)
    Purchase of equipment                                                --                 --            (24,123)
                                                                -----------        -----------        -----------
         Net cash used in investing activities                           --                 --           (554,479)
                                                                -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                 --                 --            247,500
    Contribution to additional paid in capital                       99,122                 --             99,122
    Liability for derivative instruments                                 --                 --                 --
    Payments on note payable-related party                               --                 --             (2,063)
    Borrowings on notes payable - related party                          --             23,417          2,427,709
    Payments on Notes Payable                                            --                 --          1,206,313
    Borrowings on notes payable                                          --             16,945            (25,791)
    Payments on capital lease obligations                                --             (1,363)                --
                                                                -----------        -----------        -----------
         Net cash provided by financing activities                   99,122             38,999          3,952,790
                                                                -----------        -----------        -----------


(DECREASE) INCREASE IN CASH                                              --              2,361                 --



CASH, beginning of the period                                            --                 --                 --
                                                                -----------        -----------        -----------

CASH, end of the period                                                  --        $     2,361        $        --
                                                                ===========        ===========        ===========

                             See Accompanying notes to financial statements



                                                                           For the Three       For the Three        Period from
                                                                           Months Ended        Months Ended      September 16, 2002
                                                                          March 31, 2009      March 31, 2008      (inception) to
                                                                          (Unconsolidated)    (Consolidated)      March 31, 2009
                                                                            (Unaudited)          (Audited)         (Unaudited)
                                                                          ----------------    ----------------   ------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


   Interest paid                                                            $         --         $       --          $       --
                                                                            ============         ==========          ==========

   Income taxes paid                                                        $         --         $      800          $    4,000
                                                                            ============         ==========          ==========
SUPPLEMENTAL DISCLOSURES OF

   NON CASH INVESTING AND FINANCING ACTIVITIES
   Furniture and equipment acquired through exchange of stock               $         --         $       --          $   30,250
                                                                            ============         ==========          ==========
   Developed software acquired through exchange of stock                    $         --         $       --          $   16,500
                                                                            ============         ==========          ==========
   Conversion of note payable to preferred stock                            $         --         $       --          $       --
                                                                            ============         ==========          ==========
   Conversion of notes payable and accrued interest into common stock       $    258,378         $       --          $2,539,893
                                                                            ============         ==========          ==========
   Conversion of A/P into common stock                                      $         --         $       --          $   68,940
                                                                            ============         ==========          ==========
   Cancellation of conversion of A/P                                        $         --         $       --          $   12,698
                                                                            ============         ==========          ==========
   Purchase of equipment through capital leases                             $         --         $       --          $   29,843
                                                                            ============         ==========          ==========
   Stock issued for consulting services                                     $         --         $       --          $   82,000
                                                                            ============         ==========          ==========
   Issue of common stock upon exercise of warrants                          $         --         $       --          $    5,800
                                                                            ============         ==========          ==========


                             See Accompanying Notes to Financial Statements

                              XXX ACQUISITION, INC.
                (FORMERLY KNOWN AS CONTINAN COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



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

NOTE 4 - FURNITURE AND EQUIPMENT

At March 31, 2009 and December 31, 2008 the Company did not have any furniture and equipment


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

NOTE 6 - DEVELOPED SOFTWARE

At March 31, 2009 and December 31, 2008 the Company did not have any developed software.

NOTE 7 - INTANGIBLE ASSETS

At March 31, 2009 and December 31, 2008 the Company did not have any intangible assets.


NOTE 8 - INCOME TAXES

At December 31, 2008, the Company had federal and state net operating loss ("NOL") carryforwards of $-0-.

NOTE 9 - RELATED PARTY TRANSACTIONS Notes Payable.

The Company has no loans from related parties.

Management Fees.

The Company had employment agreements with two members of management that terminated on March 31, 2008. As of March 31, 2009 and December 1, 2008, the Company had $0 and $0, respectively, payable to management in arrears under these agreements. Expenses related to these agreements are recorded in general and administrative expense and amounted to $-0- and $36,000 for the periods ended March 31, 2009 and March 31, 2008, respectively.

NOTE 10 - LEASES

The Company occupies office space on a rent free basis at the office of its counsel in New York City.

Capital leases

At March 31, 2009 and December 31, 2008, the Company did not lease any capital equipment.



NOTE 11 - NOTES and ADVANCES PAYABLE

                                                                                        2009          2008
                                                                                     ----------   ----------

Advances made by First Bridge Capital Inc, et al, with interest accruing at 10%.
There are no monthly payments and the principal along with the accrued interest is due on or before December 31, 2007 or the date the Company received proceeds
from the public offering of its shares, whichever is earlier                            694,349      952,727
                                                                                     ----------   ----------
                                                                                     $  694,349   $  952,727
                                                                                     ==========   ==========



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

NOTE 15-SUBSEQUENT DEVELOPMENTS

On March 6, 2009 the Company entered into a binding letter of intent with Consorteum, Inc., a corporation organized under the laws of the Province of Ontario ("Consorteum"), pursuant to which Consorteum, all of its stockholders and the Company agreed to an exchange offer under which Consorteum would become a wholly-owned operating subsidiary of the Company. The letter of intent was terminated by mutual agreement on April 8, 2009. On March 6, 2009 the Company declared a 1 for 100 reverse stock split of all of its issued and outstanding shares of Common Stock. On March 11, 2009 the Company changed its name to Consorteum Holdings, Inc., and as a result of the termination of the letter of intent relinquished the name "Consorteum Holdings, Inc." and changed its name to XXX Acquisition Corp. on April 8, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE CONCERNING RECENT DEVELOPMENTS: The Company's financial statements as at March 31, 2009 and the description and comparison of the Company's business for the periods March 31, 2009 and March 31, 2008 set forth below under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" are for historical purposes only. Effective March 31, 2008 the Company was no longer engaged in any active business, either directly, or through its wholly-owned subsidiary, Vocalenvision, Inc. ("Vocalenvision"). On March 31, 2008, the Company's Board of Directors approved the Company's execution and delivery of an agreement to sell substantially all the assets of Vocalenvision to Tourizoom, Inc., a Nevada corporation (the "Buyer" or "Tourizoom"). See the Company's Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 4, 2008 and the exhibits thereto, and the Company's Report on Form 10-K filed with the SEC on April 14, 2009 and the exhibits thereto.

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

Cuurently, the Company has no full-time employees and owns no real estate and virtually no personal property. The Company will pursue a business combination, but has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company will be to seek the acquisition of or merger with an existing company. There can be no assurance the Company will succeed in this purpose. See "Risk Factors" in the Company's Form 10-K filed with the SEC on April 14, 2009.

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

      Our sole officer and our sole director has had limited preliminary contact with representatives of any other entity regarding a business combination with us that resulted in entering into a letter of intent in March 2009 that was subsequently terminated in April 2009. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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


(A) REVENUES.

      Revenues were $0 for the three months ended March 31, 2009 and for the three months ended March 31, 2008. The lack of revenues was due to the fact that we sold our operating business at the end of March 2008, and have not had any revenues since then. Revenues for the period from September 2, 2002 (inception) through March 31, 2009 were $154,239.

(B) GENERAL AND ADMINISTRATIVE EXPENSES.

      General and administrative expenses were $62,565 for the three months ended March 31, 2009 as compared to $65,586 for the three months ended March 31, 2008, a decrease of $3,021.

(C) OTHER INCOME (EXPENSE).

      Total other expenses were $23,819 for the three months ended March 31, 2009 as compared to $2,225 for the three months ended March 31,2008, an increase of $21,593 or approximately 1000%.

(D) NET LOSS.

      The net loss was $86,384 for the three months ended March 31, 2009 as compared to $147,001 for the three months ended March 31, 2008, a decrease of $60,617 or approximately 42%. Overall expenses declined because of the cessation of all ongoing business activities.


OPERATING ACTIVITIES.

      Net cash used in operating activities was $99,122 for the three months ended March 31, 2009 as compared to $36,638 for the three months ended March 31, 2008, an increase of $62,484 or approximately 290%. Net cash used in operating activities was $3,398,311, for the period from September 2, 2002 (inception) through March 31, 2009.

INVESTING ACTIVITIES.

      Net cash used in investing activities was $-0-,for the three months ended March 31, 2009 and $-0- for the three months ended March 31, 2008. Net cash used in investing activities was $554,479 for the period from September 2, 2002 (inception) through March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES.

      As of March 31, 2009, the Company had total current assets of $81,357 and total current liabilities of $1,349,036 , resulting in a working capital deficit of $1,267,679 at March 31, 2009. As a development stage company that began operations in 2002, the Company has incurred $7,772,666 in cumulative total losses from inception through March 31, 2009.

      The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's independent registered public accounting firm's audit report included in the Company's Form 10-K an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

      The Company's current cash flow from operations will not be sufficient to maintain its capital requirements for the year. Therefore, the Company's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing in a currently indeterminate amount during the year ending December 31, 2009.

      Similar to the results for the first quarter of 2008, the Company has not been measurably successful in obtaining the required cash resources by issuing stock and notes payable, including related party notes payable, to service the Company's operations through the first quarter of 2009. Net cash provided by financing activities was $-0- for the three months ended March 31, 2009 as compared to $38,999 for the three months ended March 31, 2008, a decrease of $38,999 or 100%. This decrease was primarily the result of the precariousness of the Company's financial position coupled with the Company's cessation of all ongoing business activities. Net cash used in financing activities was $3,952,790 for the period from September 2, 2002 (inception) through March 31, 2009.

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

CONTRACTUAL OBLIGATIONS.

(A) CAPITAL LEASE.

      As a result of the sale of its operating business, the Company does not have any capital leases.

(B) OPERATING LEASES.

      The Company currently maintains its principal executive offices at counsel for the Company on a rent free basis. Until March 31, 2008 the Company leased approximately 1,048 square feet of office space, located at 4640 Admiralty Way-Suite 500, Marina del Rey, California 90292 on a month-to-month basis at the monthly rent of $3,245. The Company paid no rent for the three months ended March 31, 2009 and $10,502 for the three months ended March 31, 2008.


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

         In the Company's Form 10-QSB for the period ended on March 31, 2007, the Company disclosed certain deficiencies that existed in the design or operation of the Company's internal control over financial reporting. However, the Company incorrectly disclosed that it has such controls. In reality, the Company does not currently have such controls. Under SEC Rules that affect the Company, the Company is required to provide management's report on internal control over financial reporting for its first fiscal year ending on or after December 15, 2008. The Company has prepared management's report as required and delivered a copy to its auditors. The Company is not required to file the auditor's attestation report on internal control over financial reporting until it files an annual report for its first fiscal year ending on or after December 15, 2009.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

      The management of XXX Acquisition Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      There were no unregistered sales of the Company's equity securities during the three months ended on March 31, 2009 that have not previously been reported. There were no purchases of the Company's common stock by the Company's affiliates or by it during the three months ended March 31, 2009.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

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

                                       XXX ACQUISITION CORP.
                                      (formerly known as Continan
                                       Communications, Inc.)

Dated: May 20, 2009
                                       By:  /s/ Marcia Rosenbaum
                                            ------------------------------------
                                            Marcia Rosenbaum,
                                            Chief Executive Officer
                                            and Chief Financial Officer

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

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on May 9, 2007).

31.1 and 31.1 Rule 13a-14(a)/15d-14(a) Certification of Marcia Rosenbaum (filed herewith).

32.1 and 32.2 Section 1350 Certification of Marcia Rosenbaum
              (filed herewith).

99 Provisional Patent Application, dated September 20, 2004 (incorporated by reference to Exhibit 99 of the Form 10-KSB filed on May 9, 2007).