Form 10-Q/A
period 2008-06-30
XXX Acquisition Corp.
filed 2009-05-22
CIK 1114208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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

         11 East 44th Street-19th Floor, New York, NY 10017
         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 687-1222
                                 --------------
                          (Company's Telephone Number)

                         Continan Communications, Inc.,
                          4640 Admiralty Way-Suite 500,
                        Marina del Rey, California 90292
              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

       Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [_].

       Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [_] No [X].


       As of July 31, 2008, the Company had 43,213,539 shares of common stock issued and outstanding.


       Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


            CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 AND JUNE 30, 2007..4

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            AND SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007,
            AND FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION)
            TO JUNE 30, 2008...................................................5

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
            PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION)  TO JUNE 30, 2008.......6

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
            ENDED JUNE 30, 2008 AND JUNE 30, 2007, AND FOR THE PERIOD
            FROM  SEPTEMBER 16, 2002 (INCEPTION) TO JUNE 30, 2008..............7


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................10

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................30

   ITEM 4.  CONTROLS AND PROCEDURES...........................................39

   ITEM 4T. CONTROLS AND PROCEDURES ..........................................40

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.................................................41

   ITEM 1A  RISK FACTORS

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......41

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................41

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............41

   ITEM 5.  OTHER INFORMATION.................................................41

   ITEM 6.  EXHIBITS..........................................................41

SIGNATURES....................................................................42

EXPLANATORY NOTE: This Amendment No.1 to Form 10-Q amends the Company's Quarterly Report for the fiscal quarter ended June 30, 2008 and filed with the Securities and Exchange Commission on August 19, 2008, to respond to certain comments from the Staff of the Securities and Exchange Commission. This Amendment does not reflect events occurring after the original filing of the Form 10-QSB, and does not modify or update the disclosures therein in any way except for changes to Items 4 and 4A(T) Controls and Procedures and to respond to certain accounting comments of the Staff with regard to the audit report, the statements of operations, the statements of stockholders' equity and statements of cash flows. Accordingly, this Form 10-Q/A should be read in conjunction with the other filings of the Company made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-QSB, including any amendments to those filings.


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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.


                              XXX ACQUISITION CORP.
                (formerly known as CONTINAN COMMUNICATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


   ASSETS

                                                          June 30,       June 30,
                                                           2008           2007
                                                        -----------    -----------

CURRENT ASSETS:
    Cash                                                $        --    $        --
    Notes Receivable                                        200,000
    Stock Receivable                                         81,357
                                                        -----------    -----------

         Total current assets                               281,357             --
                                                        -----------    -----------

FURNITURE AND EQUIPMENT, net                                     --         21,922
                                                        -----------    -----------

OTHER ASSETS:
    Intangible assets, net                                       --         55,534
    Developed software, net                                      --        498,382
    Security deposit                                             --          3,595
         Total other assets                                      --        557,511
                                                        -----------    -----------

             Total assets                               $   281,357    $   579,433
                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

    Accounts payable                                    $   369,751    $   343,462
    Accrued liabilities                                     127,463        128,262
    Accrued interest on notes payable - related party        47,780
    Accrued interest on notes and advances payable          146,143        126,058
    Accrued management fees                                  18,419        285,732
    Current portion of capital leases                            --          5,420
    Notes payable - related party                                --        284,223
    Notes and advances payable                              956,313        978,543
    Income tax payable                                          800            800
                                                        -----------    -----------
         Total current liabilities                        1,618,889      2,200,280
                                                        -----------    -----------

Long term liabilities:
    Capital leases, net of current portion                       --          1,585
                                                        -----------    -----------

Shareholders' deficit:
    Preferred stock, par value of $0.001
      10,000,000 shares authorized                               --             --
                                                        -----------    -----------
    Common stock; par value of $0.001;
      100,000,000 shares authorized
      43,213,522 issued and outstanding                      43,214         43,214
    Additional paid in capital                            6,362,651      6,377,651
    Deficit accumulated during the development stage     (7,743,397)    (8,043,297)
                                                        -----------    -----------

      Total shareholders' deficit                        (1,337,532)    (1,622,432)
                                                        -----------    -----------

         Total liabilities and shareholders' deficit    $   281,357    $   579,433
                                                        ===========    ===========

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

                                                                                                                     PERIOD FROM
                                                   FOR THE THREE   FOR THE THREE    FOR THE SIX    FOR THE SIX    SEPTMEMBER 16,2002
                                                    MONTHS ENDED   MONTHS ENDED     MONTHS ENDED   MONTHS ENDED     (INCEPTION) TO
                                                   June 30, 2008   June 30, 2007   June 30, 2008   June 30, 2007    June 30, 2008
                                                   -------------   -------------   -------------   -------------    -------------

REVENUES:                                          $               $       2,042   $               $       2,042    $     154,239

EXPENSES:-
         Direct costs                                                     14,246                          14,246          402,081
         Selling expenses                                                 59,823                          59,823        1,729,326
         Depreciation and amortization                                    33,598                          33,598          203,734
         General and administrative expenses              13,325         537,235          78,911         537,235        4,648,346
                                                   -------------   -------------   -------------   -------------    -------------
                Total expenses                            13,325         644,902          78,911         644,902        6,983,487

OTHER INCOME (EXPENSES), net:
         Interest expense                                (42,130)        (32,382)        (44,355)        (32,382)        (363,045)
         Other expense                                                      (411)                           (411)            (954)
         Loss on derivative instruments                                    1,572                           1,572         (841,821)
         Other income                                                                                                    (134,345)
                                                   -------------   -------------   -------------   -------------    -------------
                Total other income (expenses), net       (42,130)        (31,221)        (44,355)        (31,221)      (1,340,165)

        Loss Before Discontinued Operations              (55,455)       (674,081)       (123,266)       (674,081)      (8,169,413)

        Gain from Discontinued Operations                430,017              --         430,016              --          430,016
                                                   -------------   -------------   -------------   -------------    -------------

Income (loss) before provision for
income taxes                                             374,562        (674,081)        306,750        (674,081)      (7,739,397)

Provision for income taxes                                                   800                             800            4,000
                                                   -------------   -------------   -------------   -------------    -------------
Net Income (loss)                                  $     374,562   $    (674,881)  $     306,750   $    (674,881)   $  (7,743,397)
                                                   =============   =============   =============   =============    =============

Net loss per share - basic and diluted             $        0.01   $       (0.01)  $        0.01   $       (0.03)   $       (0.21)
                                                   =============   =============   =============   =============    =============

Weighted average shares of common
         stock outstanding - basic                    43,213,522      25,912,975      43,213,522      11,244,350       35,692,926
                                                   =============   =============   =============   =============    =============




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



                                                                                                         Accumulated     Total
                                               Preferred Stock         Common Stock                      During the    Shareholders
                                          ----------------------- ---------------------   Additional     Development     Equity
                                             Shares   Par Value     Shares   Par Value  Paid in Capital     Stage        (Deficit)
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



                                                                                                         Accumulated       Total
                                               Preferred Stock         Common Stock                      During the    Shareholders
                                          ----------------------- ---------------------   Additional     Development     Equity
                                             Shares   Par Value     Shares   Par Value  Paid in Capital     Stage        (Deficit)
                                          ---------- -----------  ---------- ----------  -------------- ------------- --------------

 Conversion of A/P in the amount
    of $34,865 to common stock                                       35,000          35          34,830                      34,865
 Issue of common stock
    for consulting service                                        2,710,000       2,710       1,623,290                   1,626,000
 Stock options granted for Consulting
    services                                                         48,846                      48,846
 Stock options granted for Consulting
    services                                                        215,748                     215,748
 Stock options granted to Employees                                                              93,236                      93,236
 Transfer to derivative liability                                                              (307,516)                   (307,516)
 Net (loss)                                                                                               (4,336,029)    (4,336,029)
                                         ----------- -----------  ---------- ----------  -------------- ------------- -------------
Balance at December 31, 2006                   5,510 $         6  25,667,172 $   25,668  $    6,154,322 $ (6,653,482) $    (473,486)
 Issurance of common stock for
    consulting services                                               65,000         65          33,085                      33,150
 Issurance of common stock for
   consulting  services 80,000                                       804,000        804          80,326                      81,130
 Cancellation of conversion of A/P
   in the amount                                                     (22,650)       (23)        (12,675)                    (12,698)
 Conversion of A/P and mangement fees
    in the amount                                                 16,700,000     16,700         658,544                     675,244
 Cancellation of conversion of Advances
    Payable                                   (5,510)         (6)                              (550,951)                   (550,957)
 Net (loss)                                                                                               (1,396,665)    (1,396,665)
                                         ----------- ------------ ---------- ----------  -------------- ------------  -------------

Balance at December 31, 2007                       0          --  43,213,522     43,214       6,362,651   (8,050,147)    (1,644,282)
  Net income                                                                                                 306,750        306,750
                                         ----------- ------------ ---------- ----------  -------------- ------------  -------------



Balance at June 30, 2008                           - $        --  43,213,522 $   43,214       6,362,651 $ (7,743,397) $  (1,337,532)
                                         =========== ============ ==========  =========   ============= ============  ==============


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

                                                                                               PERIOD FROM
                                                             FOR THE SIX       FOR THE SIX   SEPTMEMBER 16,2002
                                                             MONTHS ENDED      MONTHS ENDED   (INCEPTION) TO
                                                            JUNE 30, 2008     JUNE 30, 2007    JUNE 30, 2008
                                                             -----------       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 $   306,750      $  (674,881)     $(7,743,397)
    Adjustments to reconcile net loss to net cash                                                        --
       used in operating activities:                                                                     --
    Depreciation and amortization                                 15,013           33,598          218,746
    (Gain) loss on sale of discontinued operations              (511,567)                         (511,567)
    Stock compensation for consulting services and                                                      --
        options granted to management and employees                               114,280        2,521,178
    Loss on Settlement of debt                                                                     134,407

    Write-off of prepaid expenses                                                                  562,678
    Write-off of notes payable                                                                    (120,267)
    Write-off of accounts payable                                                  (1,572)           3,059
    (Increase) decrease in assets:                                                                      --
       Accounts receivable                                                                              --
       Other receivables                                                            1,758
       Security deposit                                                             4,300               --
       Prepaid expenses                                                               500           (3,595)
    Increase (decrease) in liabilities:                                                                 --
       Accounts payable                                           21,350           39,152          699,718
       Taxes payable                                                                  800               --
       Accrued liabilities                                            --            8,983          177,450
       Accrued interest on notes payable - related party           6,275            5,560           93,057
       Accrued interest on notes payable                          46,355           16,970          193,806
       Management fees                                            36,000           98,213          479,536
                                                             -----------      -----------      -----------
        Net cash used in operating activities                    (79,824)        (352,339)      (3,295,191)
                                                             -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for intangible assets                                                                (101,369)
    Payment for software development costs                                                        (428,987)
    Purchase of equipment                                                          (3,804)         (24,123)
                                                             -----------      -----------      -----------
        Net cash used in investing activities                         --           (3,804)        (554,479)
                                                             -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                           247,500
    Borrowings on convertible note payable                                         15,000               --
    Liability for derivative instruments                                                                --
    Payments on note payable-related party                                           (849)          (2,063)
    Borrowings on notes payable - related party                   23,417           22,766        2,427,709
    Payments on Notes Payable                                                                      253,586
    Borrowings on notes payable                                   57,770          320,000          948,727
    Payments on capital lease obligations                         (1,363)          (2,401)         (25,789)
                                                             -----------      -----------      -----------
        Net cash provided by financing activities                 79,824          354,516        3,849,670
                                                             -----------      -----------      -----------


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


                                                                                                   PERIOD FROM
                                                                   FOR THE SIX     FOR THE SIX  SEPTMEMBER 16,2002
                                                                   MONTHS ENDED    MONTHS ENDED  (INCEPTION) TO
                                                                  JUNE 30, 2008    JUNE 30, 2007  JUNE 30, 2008
                                                                   -----------     -----------     ----------


(DECREASE) INCREASE IN CASH                                         $       --     $    (1,627)    $       --

CASH, beginning of the period                                               --           8,710             --
                                                                    ----------     -----------     ----------
CASH, end of the period                                             $       --     $     7,083     $       --
                                                                    ==========     ===========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
        INFORMATION:
     Interest paid                                                  $       --     $        --     $        0
                                                                    ==========     ===========     ==========

     Income taxes paid                                              $       --     $       800     $    4,000
                                                                    ==========     ===========     ==========

SUPPLEMENTAL DISCLOSURES OF
     NON CASH INVESTING AND FINANCING ACTIVITIES
     Furniture and equipment acquired through exchange of stock     $       --     $        --     $   30,250
                                                                    ==========     ===========     ==========
     Developed software acquired through exchange of stock          $       --     $        --     $  165,000
                                                                    ==========     ===========     ==========
     Conversion of note payable to preferred stock                  $       --     $    15,600     $       --
                                                                    ==========     ===========     ==========
     Conversion of notes payable and accrued interest into
        common stock                                                $       --     $        --     $2,281,515
                                                                    ==========     ===========     ==========
     Conversion of A/P into common stock                            $       --     $   334,430     $  689,407
                                                                    ==========     ===========     ==========
     Cancellation of conversion of A/P                              $       --     $    12,698     $   12,698
                                                                    ==========     ===========     ==========
     Purchase of equipment through capital leases                   $       --     $    81,130     $   29,843
                                                                    ==========     ===========     ==========
     Stock issued for consulting services                           $       --     $    33,150     $   82,000
                                                                    ==========     ===========     ==========
     Issue of common stock upon exercise of warrants                $       --     $        --     $    5,800
                                                                    ==========     ===========     ==========


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

NOTE 5 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts and the balances may exceed federally insured limits from time to time. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank deposit accounts. As of June 30, 2008, the Company did not have deposits in excess of federally insured limits.


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

Intangible assets consisted of the following at June 30, 2008 and June 30, 2007:

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
                                                        =========     =========

Amortization expense amounted to $1,103 for the period ended June 30, 2008 and $6,423 for the period ended June 30, 2007.


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

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, 2008 and June 30, 2007 are as follows:

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


NOTE 10 - LEASES

The Company is temporarily occupying office space rent free at the office of its counsel.


CAPITAL LEASES.

The Company does not have any capital leases.

NOTE 11 - NOTES and ADVANCES PAYABLE

As of June 30, 2008 and June 30, 2007, the Company had notes and advances payable of $956,313 and $978,543, respectively.

                                                         2008         2007
                                                       --------     --------

Promissory note issued to James Bell on May 26,
2004 in the amount or $25,000 with interest of
10%. There are no monthly payments and the
principal along with the accrued interest is due
on or before December 31, 2005 or the date the
Company received proceeds from the public offering
of its shares, whichever is earlier. The
promissory note contains an option for the holder
to receive 1% of the outstanding shares in lieu of
repayment of principal.                                $     --     $ 25,000



Promissory notes issued to ARABIA Corporation on
various dates between September 18, 2003 and May
18, 2004 with interest of 10%. Principal along
with accrued interest is payable on the maturity
dates between September 18, 2004 and December 31,
2004.                                                        --       55,000

Promissory note issued to Sax Public Relations,
Inc. December 1, 2005 with interest accruing from
September 1, 2005 at 10%. Payments of $1,000 to be
made monthly beginning February 1, 2006 through
March 2007.                                               7,586        7,586

Advances made by First Bridge Capital Inc, et al,
with interest accruing at 10%. There are no
monthly payments and the principal along with the
accrued interest is due on or before December 31,
2007 or the date the Company received proceeds
from the public offering of its shares, whichever
is earlier                                              948,727      890,957
                                                       --------     --------

Total notes and advances payable                       $956,313     $978,543
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

The following schedule summarizes the total liability originally recognized, the gain (loss) during the last fiscal year, the amount transferred to equity upon recapitalization and the remaining liability at June 30, 2008 was $-0-:


                                                                               Liability as of
                                        Original     Gain/(Loss)                 December 31,
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

OPERATING ACTIVITIES.


     Net cash used in operating activities was $569,131 for the six months ended June 30, 2008 compared to $(352,339) for the six months ended June 30, 2007, a change of $921,470 or approximately 100%. The primary reason for the change was the cessation of the Company's business operations.

     Net cash used in operating activities was $3,295,191 for the period from September 2, 2002 (inception) through June 30, 2008.


INVESTING ACTIVITIES.


     Net cash used in investing activities was $57,770 for the six months ended June 30, 2008 compared to $3,804 for the six months ended June 30, 2007. Net cash used in investing activities was $554,479 for the period from September 2, 2002 (inception) through June 30, 2008.


LIQUIDITY AND CAPITAL RESOURCES.


     As of June 30, 2008, the Company had total current assets of $281,357 and total current liabilities of $1,604,513, resulting in a working capital deficit of $1,323,156. At June 30, 2008, the Company's current assets consisted solely of cash on hand. As a development stage company that began operations in 2002, the Company has incurred $7,740,021 in cumulative total losses from inception through June 30, 2008.


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

     Net cash provided by financing activities was $-0- for the six months ended June 30, 2008 compared to $354,516 for the six months ended June 30,2007, a change of $(354,000). This decrease was primarily the result of the cessation of the Company's business operations. Net cash used in financing activities was $3,344,856 for the period from September 2, 2002 (inception) through June 30, 2008.


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

CONTRACTUAL OBLIGATIONS.

(A) CAPITAL LEASE.

     The Company has no capital leases.

(B) OPERATING LEASES.


     The Company is currently occupying temporary office space on a rent-free Basis at the office of its counsel.



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


     As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that subject to the following qualification, its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure: the qualification is that we did not have adequate segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only monitored as a weakness. However, in order to address this weakness, the Company engaged an accounting firm to perform quarterly accounting and the preparation of disclosures for filing.


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

CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES.


      There were no changes in the Company's disclosure controls and procedures that have materially affected or are reasonably likely to materially affect those controls and procedures during the last fiscal quarter.



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

                                         XXX ACQUISITION CORP.
                                         (formerly known as Continan
                                          Communications, Inc.)


Dated:  May 1, 2009                    By:    /s/ Marcia Rosenbaum
                                              ----------------------------------
                                               Marcia Rosenbaum,
                                               Chief Executive Officer

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

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on May 9, 2007).

31.1 and
 31.2 Rule 13a-14(a)/15d-14(a) Certification of Marcia Rosenbaum as Principal Executive Officer and Principal Financial
          Officer(filed herewith).


32.1 and
32.2 Section 1350 Certification of Marcia Rosenbaum as Principal Executive Officer and Principal Financial Officer(filed herewith).

99 Provisional Patent Application, dated September 20, 2004 (incorporated by reference to Exhibit 99 of the Form 10-KSB filed on May 9, 2007).