Form 10-Q/A
period 2008-09-30
XXX Acquisition Corp.
filed 2009-05-27
CIK 1114208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO.1
(MARK ONE)

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


                         Continan Communications, Inc.,
        4640 Admiralty Way, Suite 500, Marina del Rey, California 90292
              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

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

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

            CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2008 and
            SEPTEMBER 30, 2007................................................ 4

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007,
            AND FOR THE PERIOD FROM INCEPTION (SEPTEMBER 16, 2002)
            TO SEPTEMBER 30, 2008............................................. 5

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
            PERIOD FROM INCEPTION (SEPTEMBER 16, 2002) TO SEPTEMBER 30, 2008.. 6

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
            ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007, AND FOR THE
            PERIOD FROM INCEPTION (SEPTEMBER 16, 2002) TO JUNE 30, 2008....... 7

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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............47

   ITEM 5.  OTHER INFORMATION.................................................47

   ITEM 6.  EXHIBITS..........................................................47

SIGNATURES....................................................................48

EXPLANATORY NOTE: This Amendment No.1 to Form 10-QSB amends the Company's Quarterly Report for the fiscal quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on November 19, 2008, to respond to certain comments from the Staff of the Securities and Exchange Commission. This Amendment does not reflect events occurring after the original filing of the Form 10-QSB, and does not modify or update the disclosures therein in any way except for changes to Items 4 and 4A(T) Controls and Procedures and to respond to certain accounting comments of the Staff with regard to the audit report, the statements of operations, the statements of stockholders' equity and statements of cash flows. Accordingly, this Form 10-QSB/A should be read in conjunction with the other filings of the Company made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-QSB, including any amendments to those filings.


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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                          XXX ACQUISITION CORP.
                            (formerly known as CONTINAN COMMUNICATIONS, INC.)
                                      (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED BALANCE SHEETS
                                           SEPTEMBER 30, 2008

                                        ASSETS
                                        ------
                                                                            September 30,    September 30,
                                                                                2008            2007
                                                                            -----------      -----------
CURRENT ASSETS:
    Cash                                                                    $        --      $     1,058
    Notes Receivable                                                            200,000               --
    Stock Receivable                                                             81,357               --
                                                                            -----------      -----------
      Total current assets                                                      281,357            1,058
                                                                            -----------      -----------
FURNITURE AND EQUIPMENT, net                                                         --           27,873

OTHER ASSETS:
    Intangible assets, net                                                           --           56,645
    Developed software, net                                                          --          508,652
    Security deposit                                                                 --            3,595
                                                                            -----------      -----------
      Total other assets                                                             --          568,892
                                                                            -----------      -----------
          Total assets                                                      $   281,357      $   597,823
                                                                            ===========      ===========
                         LIABILITIES AND SHAREHOLDERS' DEFICIT
                         -------------------------------------

    Accounts payable                                                        $   410,872      $   155,871
    Accrued liabilities                                                         127,463          114,579
    Accrued interest on notes payable - related party                                --           42,555
    Accrued interest on notes and advances payable                              172,022           21,533
    Accrued management fees                                                      18,419          280,910
    Current portion of capital leases                                                --            4,707
    Notes payable - related party                                                    --          232,610
    Notes and advances  payable                                                 960,313           87,586
    Income tax payable                                                              800              800
    Liability for derivative instruments                                             --              579
                                                                            -----------      -----------
      Total current liabilities                                               1,689,889          941,730
                                                                            -----------      -----------
Long term liabilities:
    Capital leases, net of current portion                                           --            1,859

Shareholders' deficit:
    Preferred stock, par value of $0.001
      10,000,000 shares authorized -0- and 8,219 issued and outstanding              --                8
    Common stock; par value of $0.001;
      100,000,000 shares authorized
      43,213,522 issued and outstanding                                          43,214           32,676
    Additional paid in capital                                                6,362,651        7,215,122
    Deficit accumulated during the development stage                         (7,814,397)      (7,593,572)
                                                                            -----------      -----------
      Total shareholders' deficit                                            (1,408,532)        (345,766)
                                                                            -----------      -----------
      Total liabilities and shareholders' deficit                           $   281,357      $   597,823
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


                                                                                                                    Period from
                                                For the three    For the three    For the nine     For the nine   September 16, 200
                                                Months ended     Months ended     Months ended     Months ended     (inception) to
                                                September 30,    September 30,    September 30,    September 30,    September 30,
                                                    2008             2007             2008             2007             2008
                                                ------------     ------------     ------------     ------------     ------------

REVENUES:                                       $                $      1,600     $                $      2,042     $    154,239

EXPENSES:
         Direct costs                                                   1,884                            14,246          402,081
         Selling expenses                                              21,145                            59,823        1,729,326
         Depreciation and amortization                                 14,771                            33,598          203,734
         General and administrative expenses          45,121          245,380          124,032          537,235        4,693,467
                                                ------------     ------------     ------------     ------------     ------------
             Total expenses                           45,121          283,180          124,032          644,902        7,028,608

OTHER INCOME (EXPENSES), net:
         Interest expense                            (25,879)         (16,271)         (70,234)         (32,382)        (388,924)
         Other expense                                                                                     (411)            (954)
         Loss on derivative instruments                                                                                 (841,821)
         Other income                                                                                                   (134,345)
                                                ------------     ------------     ------------     ------------     ------------
             Total other income (expenses), net      (25,879)         (16,271)         (70,234)         (32,793)      (1,366,044)

        Loss Before Discontinued Operations          (71,000)         265,209         (194,266)        (675,653)      (8,240,413)

        Gain from Discontinued Operations                 --               --          430,016               --          430,016
                                                ------------     ------------     ------------     ------------     ------------

Income (loss) before provision for income taxes      (71,000)         265,209          235,750         (675,653)      (7,810,397)

Provision for income taxes                                                                                                 4,000
                                                ------------     ------------     ------------     ------------     ------------
Net Income (loss)                               $    (71,000)    $    265,209     $    235,750     $   (675,653)    $ (7,814,397)
                                                ============     ============     ============     ============     ============

Net loss per share - basic and diluted          $       0.00     $      (0.01)    $       0.00     $      (0.03)    $      (0.22)
                                                ============     ============     ============     ============     ============

Weighted average shares of common
         stock outstanding - basic                43,213,522       30,517,805       43,213,522       27,447,920       36,098,193
                                                ============     ============     ============     ============     ============



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


                                                                                                          Deficit
                                                                                                         Accumulated       Total
                                      Preferred Stock              Common Stock           Additional     During the     Shareholders
                                 ------------------------    -------------------------      Paid in      Development      Equity
                                   Shares      Par Value       Shares      Par Value        Capital         Stage        (Deficit)
                                 -----------  -----------    -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2004       3,000,000  $     3,000              0   $         0    $ 2,123,608    $  (958,325)   $ 1,168,283
  Net (loss)                                                                                              (1,053,248)    (1,053,248)
                                 -----------  -----------    -----------   -----------    -----------    -----------    -----------
Balance at September 30, 2005      3,000,000        3,000                                   2,123,608     (2,011,573)       115,035
  Net (loss)                                                                                                (305,880)      (305,880)
                                 -----------  -----------    -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2005       3,000,000        3,000                                   2,123,608     (2,317,453)      (190,845)
  Reverse acquisition, May 2006                                1,699,108         1,699        971,820                       973,519
  Stock options granted for
    consulting services                                                                        40,343                        40,343
  Stock options granted to
    employees                                                                                  33,619                        33,619
  Stock options granted to
    management                                                                                 58,273                        58,273
  Stock options granted for
    finders fees                                                                               37,737                        37,737
  Fees on reverse acquisition                                                                 (37,737)                      (37,737)
  Issue of common stock
    upon exercise of warrants                                    290,000           290           (290)                           --
  Issue of common stock
    for consulting service                                       249,500           250        548,750                       549,000
  Conversion of preferred stock
    to common stock               (3,000,000)      (3,000)    20,250,000        20,250        (17,250)                           --
  Conversion of N/P to Common
    stock - Rackgear Inc.                                        210,914           211         63,063                        63,274
  Conversion of A/P in the amount
    of $12,698 to Common stock                                    22,650            23         12,675                        12,698
  Conversion of Advances Payable
    to Preferred stock - First
    Bridge Inc, et al                  5,510            6                                     550,951                       550,957
  Conversion of N/P to Common
    stock - Kurt Hiete                                           200,000           200         60,326                        60,526
  Net income                                                                                                 235,750        235,750
                                 -----------  -----------    -----------   -----------    -----------    -----------    -----------
Balance at September 30, 2008             --  $        --     43,213,522   $    43,214      6,362,651    $(7,814,397)   $(1,408,532)
                                 ===========  ===========    ===========   ===========    ===========    ===========    ===========


                                           See accompanying notes to financial statements




                                               XXX ACQUISITION CORP.
                                 (formerly known as CONTINAN COMMUNICATIONS, INC.)
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE PERIOD FROM SEPTEMBER 16, 2002 (INCEPTION) TO SEPTEMBER 30, 2008
                                                    (UNAUDITED)


                                                                                                      Period from
                                                                      For the nine    For the nine  September 16, 2002
                                                                      months ended    months ended    (inception) to
                                                                      September 30,   September 30,   September 30,
                                                                          2008            2007             2008
                                                                       -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $   235,750     $  (940,090)    $(7,814,397)
     Adjustments to reconcile net loss to net cash                                                              --
         used in operating activities:                                                                          --
     Depreciation and amortization                                          15,013          48,369         218,746
     (Gain) loss on sale of discontinued operations                       (511,567)                       (511,567)
     Stock compensation for consulting services and options
         granted to management and employees                                               747,808       2,521,178
     Loss on Settlement of debt                                                             (1,572)        134,407
     Write-off of prepaid expenses                                                                         562,678
     Write-off of notes payable                                                                           (120,267)
     Write-off of accounts payable                                                                           3,059
     (Increase) decrease in assets:
         Accounts receivable                                                                                    --
         Other receivables                                                                   1,758
         Security deposit                                                                    4,805
         Prepaid expenses                                                                      500          (3,595)
     Increase (decrease) in liabilities:
         Accounts payable                                                   62,471        (291,661)        740,839
         Taxes payable                                                                         800              --
         Accrued liabilities                                                                20,201         177,450
         Accrued interest on notes payable - related party                   6,275         (11,693)         93,057
         Accrued interest on notes payable                                  72,234           1,853         219,685
         Management fees                                                    36,000          78,429         479,536
                                                                       -----------     -----------     -----------
             Net cash used in operating activities                         (83,824)       (340,493)     (3,299,191)
                                                                       -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for intangible assets                                                                        (101,369)
     Payment for software development costs                                                               (428,987)
     Purchase of equipment                                                                 (22,255)        (24,123)
                                                                       -----------     -----------     -----------
             Net cash used in investing activities                              --         (22,255)       (554,479)
                                                                       -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                                       --         247,500
     Borrowings on convertible note payable                                                 15,000              --
     Liability for derivative instruments                                                       --              --
     Payments on note payable-related party                                                   (849)         (2,063)
     Borrowings on notes payable - related party                                            24,801       2,404,292
     Payments on Notes Payable                                              23,417              --         277,003
     Borrowings on notes payable                                            61,770         320,000         952,727
     Payments on capital lease obligations                                  (1,363)         (3,856)        (25,789)
                                                                       -----------     -----------     -----------
             Net cash provided by financing activities                      83,824         355,096       3,853,670
                                                                       -----------     -----------     -----------



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


                                                                                                                   Period from
                                                                               For the nine      For the nine   September 16, 2002
                                                                                months ended      months ended      (inception) to
                                                                               September 30,      September 30,     September 30,
                                                                                   2008               2007              2008
                                                                                ----------        -----------        ----------


(DECREASE) INCREASE IN CASH                                                     $       --        $    (7,652)       $       --

CASH, beginning of the period                                                           --              8,710                --
                                                                                ----------        -----------        ----------

CASH, end of the period                                                         $       --        $     1,058        $       --
                                                                                ==========        ===========        ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Interest paid                                                                     --                 --           408,159
                                                                                ==========        ===========        ==========

      Income taxes paid                                                                 --                 --             4,000
                                                                                ==========        ===========        ==========
SUPPLEMENTAL DISCLOSURES OF

      NON CASH INVESTING AND FINANCING ACTIVITIES                               $       --        $        --        $   30,250
                                                                                ==========        ===========        ==========
      Furniture and equipment acquired through exchange of stock                $       --        $        --        $  165,000
                                                                                ==========        ===========        ==========
      Developed software acquired through exchange of stock                     $       --        $        --        $       --
                                                                                ==========        ===========        ==========
      Conversion of note payable to preferred stock                             $       --        $        --        $2,281,515
                                                                                ==========        ===========        ==========
      Conversion of notes payable and accrued interest into common stock        $       --        $   602,530        $   68,940
                                                                                ==========        ===========        ==========
      Conversion of A/P into common stock                                       $       --        $        --        $   12,698
                                                                                ==========        ===========        ==========
      Cancellation of conversion of A/P                                         $       --        $        --        $   29,843
                                                                                ==========        ===========        ==========
      Purchase of equipment through capital leases                              $       --        $    81,130        $   29,843
                                                                                ==========        ===========        ==========
      Stock issued for consulting services                                      $       --        $    33,150        $   82,000
                                                                                ==========        ===========        ==========
      Issue of common stock upon exercise of warrants                           $       --        $        --        $    5,800
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

NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of September 30, 2008 and September 30, 2007


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
                                                   ===========       ==========



Depreciation expense amounted to $4,011 for the period ended September 30, 2008 and $12,091 for the nine months ended September 30, 2007.


NOTE 5 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts and the balances may exceed federally insured limits from time to time. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank deposit accounts. As of September 30, 2008, the Company did not have deposits in excess of federally insured limits.



NOTE 6 - DEVELOPED SOFTWARE


The Company has developed internal use software for the purpose of managing its wireless network and specific services. The total capitalized cost of this software at September 30, 2008 was $0 and December 31, 2007 was $593,986. Accumulated amortization amounted to $0 and $95,605 as of September 30, 2008 and December 31, 2007, respectively. Amortization expense amounted to $9,899 and $28,749 for the periods ended September 30, 2008 and September 30,2007.



NOTE 7 - INTANGIBLE ASSETS


Intangible assets consisted of the following at September 30, 2008 and September 30, 2007:

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

CAPITAL LEASES.

The Company has no existing capital leases at this time.


NOTE 11 - NOTES and ADVANCES PAYABLE

As of September 30, 2008 and December 31, 2007, the Company had notes and advances payable of $960,313 and $978,543, respectively.

                                                             2008         2007
                                                           --------     --------


Promissory note issued to James Bell on May 26,
2004 in the amount or $25,000 with interest of
10%. There are no monthly payments and the
principal along with the accrued interest is due
on or before December 31, 2005 or the date the
Company received proceeds from the public offering
of its shares, whichever is earlier. The
promissory note contains an option for the holder
to receive 1% of the outstanding shares in lieu of
repayment of principal.                                    $     --     $ 25,000

Promissory notes issued to ARABIA Corporation on
various dates between September 18, 2003 and May
18, 2004 with interest of 10%. Principal along
with accrued interest is payable on the maturity
dates between September 18, 2004 and December 31,
2004.                                                            --       55,000

Promissory note issued to Sax Public Relations,
Inc. December 1, 2005 with interest accruing from
September 1, 2005 at 10%. Payments of $1,000 to be
made monthly beginning February 1, 2006 through
March 2007.                                                   7,586        7,586


Advances made by First Bridge Capital Inc, et al,
with interest accruing at 10%. There are no
monthly payments and the principal along with the
accrued interest is due on or before December 31,
2007 or the date the Company received proceeds
from the public offering of its shares,whichever
is earlier                                                  952,727      890,957
                                                           --------     --------


Total notes and advances  payable                          $960,313     $978,543
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


The following schedule summarizes the total liability originally recognized, the gain (loss) during the last fiscal year, the amount transferred to equity upon recapitalization and the remaining liability at September 30,2008.




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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.


      In October 2008 former counsel to the Company, Brian F. Faulkner, P.C., filed a litigation in the Superior Court of the Sate of California, County of Orange (Case No. 30-2008 00113509) against the Company, and other defendants including two former officers and directors of the Company, seeking to recover legal fees in the amount of $46,406.89. In the opinion of the Company the lawsuit is without merit and will be defended.



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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.


      As of September 30, 2008, the Company was in default in the payment of $1,303,130 in principal amount of various notes payable (related and non-related parties), as discussed in Notes 9 and 11 to the financial statements, (but excluding the note payable to First Bridge Capital) and in the payment of $184,337 of accrued interest. The Company is in the process of negotiating settlements or payments. All notes are included in current liabilities. The Company is negotiating with the lenders to secure a conversion of the debt to a proposed series of convertible preferred stock; pending the resolution of this matter, the lenders are exercising forbearance.


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

                                              XXX ACQUISITION CORP.
                                              (formerly known as Continan
                                              Communications, Inc.

Dated:  May 26, 2009                           By: /s/ Marcia Rosenbaum
                                                  -----------------------------
                                                  Marcia Rosenbaum,
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

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on May 9, 2007).

31.1
and 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), filed herewith.

32.1
and 32.2 Section 1350 Certification of Chief Executive Officer abd Chief Financial Officer, filed herewith.

99 Provisional Patent Application, dated September 20, 2004 (incorporated by reference to Exhibit 99 of the Form 10-KSB filed on May 9, 2007).