Form 10-K/A
period 2008-12-31
XXX Acquisition Corp.
filed 2009-08-31
CIK 1114208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1
                                       to

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

                         Common stock, $0.001 par value
                         ------------------------------
                                 Title of class

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

                           DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS
                                     PART I

Item 1.   Business.........................................................    3

Item 1A.  Risk Factors.....................................................   11

Item 1B.  Unresolved Staff Comments........................................   15

Item 2.   Properties.......................................................   15

Item 3.   Legal Proceedings................................................   15

Item 4.   Submission of Matters to a Vote of Security Holders..............   15

                                     PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities................   16

Item 6.   Selected Financial Data..........................................

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   16

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......

Item 8.   Financial Statements and Supplementary Data......................   24

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure.........................................   26

Item 9A.  Controls and Procedures..........................................   26

Item 9A(T) Controls and Procedures.........................................   27

Item 9B   Other Information................................................   27

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance...........   28

Item 11.  Executive Compensation...........................................   29

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters..................................   32

Item 13.  Certain Relationships and Related Transactions, and Director
          Independence.....................................................   33

Item 14.  Principal Accounting Fees and Services...........................   33

Item 15.  Exhibits, Financial Statement Schedules..........................   34

SIGNATURES.................................................................   36

EXPLANATORY NOTE: This Amendment No.1 to Form 10-K amends the Company's Annual Report for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on April 14, 2009, to respond to certain comments from the Staff of the Securities and Exchange Commission. This Amendment does not reflect events occurring after the original filing of the Form 10-K, and does not modify or update the disclosures therein in any way except for changes to the specific Items and accounting matters described. Accordingly, this Form 10-K/A should be read in conjunction with the other filings of the Company made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-K, including any amendments to those filings.

The Company has addressed or revised its disclosure with regard to the following matters in the Form 10-K:

(i) Vocalenvision, the operating business of the Company, was sold on March 31, 2008. In the Management Discussion and Analysis ("MDA") section of the Form 10-K and in the description of the Company's business, there remained statements about the future plans and prospects of the Company concerning Vocalenvision. Those statements have been eliminated. In addition, the MDA has been revised to take into account the discontinued nature of the Company's operations.

(ii) Note 12 to the Notes to Financial Statements has been revised to conform to the presentation in the Statement of Stockholder's Equity by adding dollar amounts associated with stock issuances in 2006 caused by typographical error in the original filing.

(iii) Note 14 to the Notes to Financial Statements and the Statements of Operations and Statements of Cash Flows have been amended to reconcile the different dollar amounts shown for the gain associated with the Company's sale of Vocalenvision in 2008. Lastly, information has been provided about the sale of Vocalenision's stock to Blacklight BVBA.

(iv) We have revised Item 9 and Item 9A as follows: (i) Management has revised its conclusion on the effectiveness of its disclosure controls and procedures to state, without qualification, that they are not effective for the reasons set forth in Item 9; (ii) Management has added disclosure about any changes in internal control over financial reporting during the last fiscal quarter in
              Item 9; and (iii) Management has explained the reasons for its inability to establish compliance with the requirements for internal control over financial reporting in Items 9 and 9A.


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

Asset Purchase Agreement

On April 2, 2008 the Board of Directors approved the Asset Purchase Agreement and authorized and directed the closing of the proposed transaction. Under the Asset Purchase Agreement, Vocalenvision sold its business and assets to Tourizoom, Inc. The assets sold included, inter alia, furniture, equipment, software, servers, R&D, patents, trademarks, and the stock of the French subsidiary of Vocalenvision. As consideration for the business and assets, Tourizoom agreed to pay Vocalenvision (i) $200,000 from a proposed Rule 504 offering and twenty (20%) of all other future equity financings received by Tourizoom during the next ten (10) years (until the ceiling is met in terms of the payments made which is not calculable at this time), and (ii) a ten (10) year royalty of seven percent (7%) calculated as 7% of Tourizoom's consolidated gross revenues including the gross revenues of the French subsidiary and all future subsidiaries, joint ventures, licensing agreements, and other indirect revenue sources. The Company also quitclaimed all of its right, title and interest in and to those assets in exchange for delivery to it of the shares of the Company's Common Stock owned by the original shareholders of Vocalenvision (then named TelePlus), to the extent that they still own such shares and to the extent that they contribute such shares to Tourizoom in exchange for shares of Tourizoom.

In order to provide that the purchase price, as received from time to time, would be applied, first, to the creditors of Vocalenvision and the Company, and secondarily, to the minority shareholders of this Company, the Board of Directors approved the establishment of a Partial Liquidating Trust. The beneficiaries of the Partial Liquidating Trust were, in the order in which distributions will be made, the creditors of Vocalenvision and Continan, and then the minority shareholders of the Company. The term "minority shareholders" is intended to exclude certain shareholders who have loaned funds to the Company and who will likely have a continuing interest in this Company. The term is intended to include all shareholders who purchased shares of the Company following the acquisition of TelePlus and who therefore presumably have a continuing interest in the technology. On November 8, 2008 the Company sold all of the stock of Vocalenvision to Blacklight BVBA. The trustee of the Partial Liquidating Trust was MBDL LLC, a Florida limited liability company with principal offices located at Boca Raton, FL 33433 until it resigned on November 18, 2008.

Business of the Company.


NOTE: The description of the Company's business set forth immediately below became effective on April 2, 2008, when the Company completed the sale of its wholly-owned subsidiary, Vocalenvision (the "Divestiture Date"). A description of the Company' business through the date of sale is provided below under the heading "Overview" for historical purposes only. The description does not apply after April 2, 2008 when the sale of assets transaction closed.


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


NOTE: The description of the Company's business set forth below under the heading "Overview" is for historical purposes only. Effective April 2, 2008 (the "Divestiture Date") the Company was no longer engaged in any active business, either directly, or through its wholly-owned subsidiary, Vocalenvision, as a result of the sale of assets transaction described above in Item 1 under "Note concerning description of Company's former business." Therefore, although there are numerous references to the Company's business, the description below of the personal mobile phone business has not applied to the Company since April 2, 2008.


Overview.


Until the Divestiture Date, the Company, through its subsidiary Vocalenvision, was a provider of multiple assistance services to international travelers in the traveler language through their personal mobile phone and was located in Marina del Rey, California. The Company built platform, server and call centers to provide a wide array of services to mobile phone users. The Company had strategic relationships with several service networks in the United States and Europe.



Until April 2, 2008 (the "Divestiture Date"), the Company was the parent company of Vocalenvision. The Company's main role was that of a research and development incubator that endeavored to create new opportunities for its subsidiary.

Until the Divestiture Date, through its Vocalenvision subsidiary, the Company offered proprietary products and services that help customers communicate effectively while travelling abroad. The Company's wireless service had amongst its features a "teleconcierge," who is a live operator trained to provide a variety of business-related and travel-related services directly to a customer's mobile phone. Subsequent to the Divestiture Date, the Company is not aware of the status of the continued offering of the products and services of Vocalenvision.

Through the Divestiture Date, Vocalenvision expended much of its efforts and funds on development of proprietary software, Beta tests in Japan and United States, as well as its WikiTouri search engine to deliver multilingual travel assistance services to the traveler and the initiation of its sales and marketing efforts. Vocalenvision was uncertain about the market acceptance of its products and services that include auxiliary services offered through its software-based platform and delivered to the customer's cellular phone. Through the Divestiture Date, the Company had contracted with large European international wireless provider to deliver its Multilingual Travel Assistance services as value added content to its customers while they roam in foreign countries. The Company does not know whether those contracts remain in place for the period beginning after the Divestiture Date.

Through the Divestiture Date the Company was focused on the continued development and implementation of a proprietary layered communications architecture that operates in unison with conventional wireless networks in order to deliver "native-language" services to its end customers.

Through the Divestiture Date the Company operated many of its own "in-network" platforms as an independent unit while using existing operator networks from the leading international cellular service providers to transport the customer's calls as well as deliver users "native-language" content. The Company supplied enhanced services and on-demand information to its customers via wireless. The Company does not know whether Tourizoom, as the new "parent" corporation of Vocalenvision, has continued these platforms for the period beginning after the Divestiture Date.

Vocalenvision, Inc. was highly dependent upon the efforts and abilities of its management. The loss of the services of any of them could have a substantial adverse effect on it. Prior to the Divestiture Date, Vocalenvision, Inc. had not purchased "Key-Man" insurance policies on any of them.

Prior to the Divestiture Date, Vocalenvision, Inc. had not yet had substantial sales. While Vocalenvision anticipated that its initial growth in sales would come primarily from the private labeling of its Multilingual Travel Assistance services product which includes traveler's assistance, teleconcierge products, native in-language interpretation and emergency coverage through international wireless providers' existing customer channels, the Company does not know whether this expectation has been achieved for any period subsequent to the Divestiture Date.

Although Vocalenvision expected sales would start in November 2007 in France, Italy, Spain and Great Britain through a major provider of wireless services that was making the Vocalenvision services available to all of its wireless users, through the Divestiture Date those sales had not begun. The Company does not know whether this expectation regarding sales has been achieved for any period subsequent to the Divestiture Date.

Prior to the Divestiture Date, Vocalenvision intended that an additional application of the Vocalenvision service offering would include a complete "Travel Kit" product, which includes a wireless telephone and SIM card. Vocalenvision's marketing plan was to market the Travel Kit to travelers prior to trip departure for use in selected international countries. In this model, Vocalenvision would be required to supply customers with temporary mobile telephones as well as proprietary SIM cards. Vocalenvision would have been required to also purchase mobile phones and SIM cards in advance and also require payment from customer prior to shipment. Thus, as originally planned, Vocalenvision's development of the Travel Kit product depended on the number of telephones and SIM cards which it could freely distribute and that, in turn, depended upon Vocalenvision's available capital for the purchase of the hardware and cards. The Company does not know whether this application has been implemented for any period subsequent to the Divestiture Date.

In the same fashion, the Company does not know whether a third application of Vocalenvision's existing technology has been achieved for any period subsequent to the Divestiture Date, In this potential application, Vocalenvison's planned to distribute only its proprietary SIM Cards. The Vocalyz(TM) SIM cards work on many major wireless networks in the USA and Europe. Vocalenvision intended that the SIM card technology would transport the international travelers calls as well as deliver users "native-language" translation assistance and teleconcierge. For the sales of this service, Vocalenvision will be dependent upon travel agents, brokers, retail stores and web-based e-commerce.

Through the Divestiture Date, the Company historically experienced operating losses and negative cash Flow from the operations of Vocalenvision. The Company does not know whether Vocalenvision has continued to experience operating losses and negative cash flow for any period subsequent to the Divestiture Date.


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

ABSENCE OF CASH DIVIDENDS MAY AFFECT INVESTMENT VALUE OF THE COMPANY'S STOCK.


      The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future because the Company does not have any revenue source from which such dividends could be paid. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company, as well as legal limitations on the payment of dividends out of paid-in capital.

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

Item 1B. Unresolved Staff Comments.


      None, except that pursuant to a staff letter the Company received on September 8, 2008 the Company was required to file amendments to its reports on Form 10-K for the year ended December 31, 2007 and to its reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2008. The Company has filed the amendment to the Form 10-K for the year ended December 31, 2007 and also filed the amendments to the Form 10-Qs for the periods indicated.


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

Equity securities sold without registration

      Sales of unregistered (restricted) securities during the fiscal year ended December 31, 2008 that have not been previously reported either in a Form 10-Q or in a Form 8-K:

      None.

Company purchases of equity securities


      There were no purchases of the Company's common stock by the Company or its affiliates during the year ended December 31, 2008,except for the receipt of all of the issued and outstanding shares of its common stock held by Tourizoom, Inc. as part of the purchase price payment for the assets of Vocalenvision under the asset purchase agreement dated as of March 30, 2008 by and among the Company, Vocalenvision, Inc. and Tourizoom, Inc.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview


      Until April 2, 2008 (the "Divestiture Date") the Company, through its wholly-owned subsidiary, Vocalenvision, was a telephony services company located in Marina del Rey, California. The Company's main role was that of a research and development incubator that endeavored to create new opportunities for its subsidiary for the continually evolving convergence of international GSM wireless, WiFi and VoIP networks that create the vehicles that consistently deliver its innovative "native-language" contents and services to the end-user customer.

      Effective April 2, 2008 (the "Divestiture Date") the Company sold substantially all of the assets of Vocalenvision to Tourizoom, Inc. The terms and conditions of the sale are described above in Item 1 "Note concerning recent developments." Upon the closing of the asset sale, the Company was no longer engaged in any active business including the business conducted through its former subsidiary Vocalenvision. Instead, the Company will pursue other business activities with a company not yet selected in an industry or business area not yet identified by the Company. There can be no assurance that the Company will be successful in this effort.


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

Past plan of operation


      Effective April 2, 2008 (the "Divestiture Date") the Company sold substantially all of the assets of Vocalenvision to Tourizoom, Inc. The terms and conditions of the sale are described above in Item 1 "Note concerning description of the Company's former business" as a result, the Company is no longer engaged in any active business including the business conducted through its former subsidiary Vocalenvision.

      Accordingly, the discussion below describes the Company's business as in effect until the Divestiture Date. As the Company is no longer engaged in this business, the information presented, including the comparison between 2008 and 2007, represents information for a discontinued operation of the Company.

      Prior to the Divestiture Date, the Company, through its subsidiary Vocalenvision, was a provider of multiple assistance services to international travelers in the traveler language through their personal mobile phone and was located in Marina del Rey, California. The Company built platform, server and call centers to provide a wide array of services to mobile phone users. The Company had strategic relationships with several service networks in the United States and Europe.

      Until April 2, 2008, the Company was the parent company of Vocalenvision. The Company's main role was that of a research and development incubator that endeavored to create new opportunities for its then subsidiary for the continually evolving convergence of international GSM wireless, that create the vehicles that consistently deliver its innovative "native-language" contents and services to the end-user customer.

      Until the Divestiture Date, through its Vocalenvision subsidiary, the Company offered proprietary products and services that helped customers communicate effectively while travelling abroad.

      Prior to the Divestiture Date, Vocalenvision expended much of its efforts and funds on development of proprietary software, Beta tests in Japan and United States, as well as its WikiTouri search engine to deliver multilingual travel assistance services to the traveler and the initiation of its sales and marketing efforts. The Company was also uncertain about the market acceptance of its products and services that included auxiliary services offered through its software-based platform and delivered to the customer's cellular phone. The Company had contracted with large European international wireless provider to deliver its Multilingual Travel Assistance services as value added content to its customers while they roam in foreign countries, but the Company is not aware of the status of these agreements subsequent to the Divestiture Date.

      Prior to the Divestiture Date, the Company had been focused on the continued development and implementation of a proprietary layered communications architecture that operates in unison with conventional wireless networks in order to deliver "native-language" services to its end customers. The Company also operated many of its own "in-network" platforms as an independent unit while using existing operator networks from the leading international cellular service providers to transport the customer's calls as well as deliver users "native-language" content. The Company supplied enhanced services and on-demand information to its customers via wireless. The Company is not aware of the efforts of Tourizoom, Inc., the acquirer of Vocalenvision, in respect of any of these areas of emphasis for the period subsequent to the Divestiture Date.

      Prior to the Divestiture Date Vocalenvision, Inc. was highly dependent upon the efforts and abilities of its management. The loss of the services of any of them could have a substantial adverse effect on it. Prior to the Divestiture Date, Vocalenvision, Inc. had not purchased "Key-Man" insurance policies on any of them.

      Prior to the Divestiture Date, Vocalenvision, Inc. had not yet had substantial sales.

      Although sales were anticipated to start in November 2007 in France, Italy, Spain and Great Britain through a major provider of wireless services that was making the Vocalenvision services available to all of its wireless users, prior to the Divestiture Date those sales had not yet begun. Prior to the Divestiture Date it was anticipated that the services would provide income to the Company but not sufficient to cover all operational expenses during the following 12 months. The Company is not aware whether Vocalenvision has received any revenues or earned any income during the period subsequent to the Divestiture Date.

      Prior to the Divestiture Date, the Company believed that Vocalenvision would be able to capture a large portion of the travel market by providing its core services to a highly untapped market. However, as a result of the sale of Vocalenvision, the Company is not aware of the status of Vocalenvision's market penetration or revenue growth for any time period subsequent to the Divestiture Date.

      Prior to the Divestiture Date, Vocalenvison intended that an additional application of the Vocalenvision service offering would include a complete "Travel Kit" product, which includes a wireless telephone and SIM card. Vocalenvision intended that the Travel Kit be marketed to travelers prior to trip departure and would work in selected international countries. In this model, the Company was required to supply customers with temporary mobile telephones as well as proprietary SIM cards. Vocalenvision would have been required to purchase mobile phones and SIM cards in advance and would have required payment from its customer prior to shipment. Thus, Vocalenvision's development of the Travel Kit product depended on the number of telephones and SIM cards which it could freely distribute and that, in turn, depended upon Vocalenvision's available capital for the purchase of the hardware and cards. Subsequent to the Divestiture Date, the Company does not know whether Vocalenvision implemented this application.

      Prior to the Distribution Date, a third application of Vocalenvison's existing technology envisioned the distribution only of its proprietary SIM Cards. The Vocalyz(TM) SIM cards work on many major wireless networks in the USA and Europe. The SIM card technology will transport the international travelers calls as well as deliver users "native-language" translation assistance and teleconcierge. For the sales of this service, Vocalenvision will be dependent upon travel agents, brokers, retail stores and web-based e-commerce. The Company is not aware whether Vocalenvision implemented this application after the Distribution Date.

      Prior to the Divestiture Date, the Company had historically experienced operating losses and negative cash flow, primarily from the operations of Vocalenvision. Notwithstanding the sale of Vocalenvision, the Company expects that these operating losses and negative cash flows will continue through additional periods because the Company has ongoing legal and accounting expenses, among other administrative and operating expenses, and no source of revenues from which to pay them. Prior to the Divestiture Date, the Company had a limited record of revenue-producing operations but with the discontinued operation, the Company now does not have any substitute source of funds with which to operate.


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

(e) Net gain (loss).


      The net profit was $363,865 for the year ended December 31, 2008 compared to a loss of $1,395,865 for the year ended December 31, 2007. This net profit was the result of the Company's gain from its discontinued operations as a result of the sale of the assets of its operating subsidiary on April 2, 2008, after which the Company was no longer engaged in any ongoing business activity. On November 8, 2008 the Company sold the stock of its former operating subsidiary, Vocalenvision, to Blacklight BVBA.

FACTORS THAT MAY AFFECT OPERATING RESULTS.


      The Company's operating results can vary significantly, depending upon a number of factors, many of which are outside the Company's control. Since the Company is not currently engaged in any business activity it is not meaningful to list these factors because they vary directly with the operating activity of the Company. Accordingly, the Company has not listed any specific factors.


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

      The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will depend upon its ability to identify and create a new source of revenues from a new business activity, since it does not have any ongoing operations from which to generate sufficient cash flows from operations.

      The Company's current cash flow from operations will not be sufficient to maintain its capital requirements for the year. Therefore, the Company's ability to continue operations, as well as the implementation of its post Divestiture business plan, will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing during the year ending December 31, 2009.


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


      If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities for the acquisition of a new business operation.


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

Statements of Cash Flows...................................................  F-5

Notes to Financial Statements..............................................  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders of
XXX Acquisition Corp.
New York, New York

We have audited the accompanying balance sheets of XXX Acquisition Corp. formerly known as Continan Communications, Inc. (a development stage company) (the "Company") for the years ended December 31, 2008 and 2007, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2008 and 2007, and for the period from September 16, 2002 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


                                                                                                 September 16, 2002
                                                                                      2007         (Inception) to
                                                                   2008          (Consolidated)   December 31, 2008
                                                                ------------      ------------      ------------


REVENUES                                                        $         --      $     24,369      $    154,239
                                                                ------------      ------------      ------------

EXPENSES:
      Direct costs                                                        --            32,724           402,081
      Selling expenses                                                    --            69,195         1,729,326
      Depreciation and amortization                                       --            63,623           203,734
      General and administrative expenses                            270,801           997,912         4,840,236
                                                                ------------      ------------      ------------
           Total expenses                                            270,801         1,163,454         7,175,377
                                                                ------------      ------------      ------------

OTHER INCOME (EXPENSES), net:
      Interest expense                                               (94,052)         (121,962)         (412,742)
      Other expense                                                       --              (411)             (954)
      Loss on derivative instruments                                      --                --          (841,821)
      Other income                                                        --          (134,407)         (134,345)
                                                                ------------      ------------      ------------
           Total other income (expenses), net                        (94,052)         (256,780)       (1,389,862)
                                                                ------------      ------------      ------------


      Loss Before Discontinued Operations                           (283,982)       (1,395,865)       (8,411,000)

      Gain From Discontinued Operations                              728,718                --           728,718
                                                                ------------      ------------      ------------

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES                                                         363,865        (1,395,865)       (7,682,282)

PROVISION FOR INCOME TAXES                                                --                --             4,000
                                                                ------------      ------------      ------------

NET INCOME (LOSS)                                               $    363,865      $ (1,395,865)     $ (7,686,282)
                                                                ============      ============      ============

Per share data:

Net income (loss) per share - basic and diluted                         0.01             (0.04)            (0.26)
                                                                ============      ============      ============

Weighted average shares of common stock outstanding - basic       43,213,522        33,224,660        30,040,024
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

Advances made by First Bridge Capital Inc., et al, with interest accruing at 10%.
There are no monthly payments and the principal along with the accrued interest is due on or before December 31, 2007 or the date the Company received proceeds
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


      As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because the Company did not have and does not presently have adequate segregation of duties, in that it has only one person performing all accounting-related duties. As a result of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only monitored as a weakness.

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


CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

      There were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), or in factors that have materially affected or are reasonably likely to materially affect those controls during the last fiscal quarter. However, as noted above, in the Company's Form 10-QSB for the period ended on March 31, 2007, the Company disclosed certain deficiencies that existed in the design or operation of the Company's internal control over financial reporting: we did not have adequately segregation of duties, in that we only had one person performing all accounting-related duties. Our lack of personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner continues to date. We do not currently own any operating business and do not have a source of revenues with which to hire a separate principal financial officer or to hire and train other accounting and financial personnel needed to provide this function. Consequently, we lack the resources we need in this area. While a remediation plan would involve the hiring of one or more such personnel or the outsourcing of accounting functions, we are without funds to implement any such plan, and likely will be unable to do so for the foreseeable future. Until one or more additional accounting personnel can be hired, our internal controls over financial reports will remain deficient.


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


      As noted above in response to Item 9, in the Company's Form 10-QSB for the period ended on March 31, 2007, we identified the following material weakness in our internal control over financial reporting- we did not have adequate segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only a monitored as a weakness. However, in order to address this weakness, the Company engaged an accounting firm to perform quarterly accounting and the preparation of disclosures for filing.


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

Other Compensation.

      There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans. In addition, there are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment
(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

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

                                     PART IV.

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

10.9 Asset Purchase Agreement dated as of March, 2008 by and among Continan Communications, Inc., Vocalenvision, Inc. and Tourizoom, Inc. (incorporated by reference to Exhibit 10.9 of the Report on Form 8-K filed on April 4, 2008).

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

                                       XXX ACQUISITION CORP.


Dated: July 28, 2009                  By: /s/ Marcia Rosenbaum
                                           -------------------------------------
                                           Marcia Rosenbaum,
                                           President and Chief Executive Officer
                                           (Principal executive officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


Signature                       Title                                 Date

/s/ Marcia Rosenbaum      Chief Executive Officer                July 28, 2009
--------------------      (Principal executive officer)/
Marcia Rosenbaum          Chief Financial Officer/
                         (Principal accounting officer)/
                          Director