Form 10-Q/A
period 2009-03-31
XXX Acquisition Corp.
filed 2009-08-31
CIK 1114208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 1
                                       to
                                    FORM 10-Q

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

    Transitional Small Business Disclosure Format (check one): Yes [x]  No[_]


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                               PAGE


     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEETS AS OF
              MARCH 31, 2009 (unaudited)AND DECEMBER 31, 2008(consolidated)(audited).......................    4

              STATEMENTS OF OPERATIONS FOR THE
              THREE MONTHS ENDED MARCH 31, 2009 (unaudited) AND MARCH 31, 2008(consolidated)(audited) .....    5

              STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2009(unaudited).........................................    6

              STATEMENTS OF CASH FLOWS FOR THE
              THREE MONTHS ENDED MARCH 31, 2009 (unaudited) AND MARCH 31, 2008(consolidated)(audited)......    8

              NOTES TO FINANCIAL STATEMENTS................................................................   10


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................................   23

     ITEM 4.  CONTROLS AND PROCEDURES......................................................................   31

     ITEM 4T. CONTROLS AND PROCEDURES......................................................................   32


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS............................................................................   32

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND
              USE OF PROCEEDS..............................................................................   32

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................................   32

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................   33

     ITEM 5.  OTHER INFORMATION............................................................................   33

     ITEM 6. EXHIBITS......................................................................................   33

SIGNATURES.................................................................................................   33


EXPLANATORY NOTE: This Amendment No.1 to Form 10-Q amends the Company's Quarterly Report for the fiscal quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 20, 2009, to respond to certain comments from the Staff of the Securities and Exchange Commission. This Amendment does not reflect events occurring after the original filing of the Form 10-Q, and does not modify or update the disclosures therein in any way except for changes to the MDA discussion and the description of the Company's business and Items 4 and 4A(T) Controls and Procedures. Accordingly, this Form 10-Q/A should be read in conjunction with the other filings of the Company made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q, including any amendments to those filings.

The Company has addressed or revised its disclosure with regard to the following matters: (i) Vocalenvision, the operating business of the Company, was sold as of March 31, 2008 with the closing effective on April 2, 2008. In the Management Discussion and Analysis ("MDA") section of the Form 10-Q and in Item 1, Description of the Company's Business as originally filed, there remained statements about the future plans and prospects of the Company concerning Vocalenvision. Those statements have been eliminated. In addition, the MDA and the business description have been revised to take into account the discontinued nature of the Company's operations. These changes have been made to conform the Company's description of the business and the MDA contained in this 10-Q/A to the revised MDA and description of the Company's business filed as part of Amendment No. 1 to the Company's Form 10-K for the year ended December 31, 2008.
(ii) In Items 4 and 4A(T): Management has revised its conclusion on the effectiveness of its disclosure controls and procedures to state, without qualification, that they are not effective for the reasons set forth in Item 4;
(iii) Management has added disclosure about any changes in internal control over financial reporting during the last fiscal quarter in Item 4; and (iv) Management has explained the reasons for its inability to establish compliance with the requirements for internal control over financial reporting in Item 4.

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



                                                                                                         Accumulated       Total
                                               Preferred Stock         Common Stock                      During the    Shareholders
                                          ----------------------- ---------------------   Additional     Development     Equity
                                             Shares   Par Value   Shares (1) Par Value  Paid in Capital     Stage        (Deficit)
                                          ---------- -----------  ---------- ----------  -------------- ------------- --------------

 Conversion of A/P in the amount
    of $34,865 to common stock                       $       --         350          35         34,830                      34,865
 Issue of common stock
    for consulting service                                           27,100       2,710      1,623,290                   1,626,000
 Stock options granted for Consulting
    services                                                                                    48,846                      48,846
 Stock options granted for Consulting
    services                                                                                    215,748                    215,748
 Stock options granted to Employees                                                             93,236                      93,236
 Transfer to derivative liability                                                             (307,516)                   (307,516)
 Net (loss)                                                                                               (4,336,029)   (4,336,029)
                                         ----------- -----------  ---------- ----------  -------------- ------------- -------------
Balance at December 31, 2006                   5,510 $         6     256,672 $   25,668  $   6,154,322 $  (6,653,482) $   (473,486)
 Issuance of common stock for
    consulting services                                                  650         65         33,085                      33,150
 Issuance of common stock for
   consulting  services 80,000                                         8,040        804         80,326                      81,130
 Cancellation of conversion of A/P
   in the amount                                                        (227)       (23)       (12,675)                    (12,698)
 Conversion of A/P and management fees
    in the amount                                                    167,000     16,700        658,544                     675,244
 Cancellation of conversion of Advances
    Payable                                   (5,510)         (6)                             (550,951)                   (550,957)
 Net (loss)                                                                                               (1,396,665)   (1,396,665)
                                         ----------- ------------ ---------- ----------  -------------- ------------  -------------

Balance at December 31, 2007                      --          --     432,135     43,214      6,362,651    (8,050,147)    (1,644,282)
  Net income                                                                                                 363,865        363,865
                                         ----------- ------------ ---------- ----------  -------------- ------------  -------------
Balance at December 31, 2008                      -- $        --     432,135     43,214      6,362,651    (7 686 282)    (1,280,417)
  Conversion of Advances Payable                                     567,846     56,786        201,592                      258,378
  Contribution of capital                                                                       99,122                       99,122
  Net (loss)                                                                                                 (86,384)       (86,384)
                                         ----------- ------------ ---------- ----------  -------------- ------------  -------------
Balance at March 31, 2009                         -- $        --     999,981 $  100,000       6,663,365 $ (7,772,666) $  (1,009,301)
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

COMPANY BUSINESS.


NOTE: THE DESCRIPTION OF THE COMPANY'S BUSINESS SET FORTH IMMEDIATELY BELOW BECAME EFFECTIVE MARCH 31, 2008, WHEN THE COMPANY COMPLETED THE SALE OF THE ASSETS OF ITS WHOLLY-OWNED SUBSIDIARY, VOCALENVISION, INC. (THE "DIVESTITURE DATE"). A DESCRIPTION OF THE COMPANY'S BUSINESS THROUGH THE DATE OF SALE IS PROVIDED BELOW UNDER THE HEADING "OVERVIEW" FOR HISTORICAL PURPOSES ONLY AS PART OF THE MANAGEMENT DISCUSSION AND ANALYSIS. THE DESCRIPTION NO LONGER APPLIES AFTER MARCH 31, 2008 WHEN THE SALE OF ASSETS TRANSACTION CLOSED.

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

      Our sole officer and our sole director has had limited preliminary contact with representatives of another entity regarding a business combination with us that resulted in entering into a letter of intent in March 2009 that was subsequently terminated in April 2009. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

NOTE: THE DESCRIPTION OF THE COMPANY'S BUSINESS SET FORTH BELOW UNDER THE HEADING "OVERVIEW" IS FOR HISTORICAL PURPOSES ONLY. EFFECTIVE MARCH 31, 2008 THE COMPANY IS NO LONGER ENGAGED IN ANY ACTIVE BUSINESS, EITHER DIRECTLY, OR THROUGH ITS WHOLLY-OWNED SUBSIDIARY, VOCALENVISION, AS A RESULT OF THE COMPANY'S SALE OF THE ASSETS OF VOVALENVISION, A TRANSACTION THAT CLOSED EFFECTIVE APRIL 2, 2008 (THE "DIVESTITURE DATE"). THEREFORE, ALTHOUGH THERE ARE NUMEROUS REFERENCES IN THE DESCRIPTION BELOW TO THE COMPANY'S PERSONAL MOBILE PHONE BUSINESS, THESE REFERENCES NO LONGER APPLY TO THE COMPANY AFTER MARCH 31, 2008.

OVERVIEW.

      Until the Divestiture Date, the Company, through its subsidiary Vocalenvision, was a provider of multiple assistance services to international travelers in the traveler language through their personal mobile phone and is located in Marina del Rey, California. The Company had built platform, server and call centers to provide a wide array of services to mobile phone users. The Company had strategic relationships with several service networks in the United States and Europe.

      Until the Divestiture Date, the Company was the parent company of Vocalenvision, a pioneer in the field of wireless communications. The Company's main role was that of a research and development incubator that endeavored to create new opportunities for its subsidiary for the continually evolving convergence of international GSM wireless, that create the vehicles that consistently deliver its innovative "native-language" contents and services to the end-user customer.

      Until the Divestiture Date, through its Vocalenvision subsidiary, the Company offered proprietary products and services that help customers communicate effectively while travelling abroad.

      Until the Divestiture Date, Vocalenvision expended much of its efforts and funds on development of proprietary software, Beta tests in Japan and United States, as well as its WikiTouri search engine to deliver multilingual travel assistance services to the traveler and the initiation of its sales and marketing efforts. The Company was also uncertain about the market acceptance of its products and services that include auxiliary services offered through its software-based platform and delivered to the customer's cellular phone. The Company had contracted with large European international wireless provider to deliver its Multilingual Travel Assistance services as value added content to its customers while they roam in foreign countries, but the Company is not aware of the efforts of Tourizoom, Inc., the acquirer of Vocalenvision, in respect of any of these areas subsequent to the Divestiture Date.

      Until March 31, 2008, the Company focused on the continued development and implementation of a proprietary layered communications architecture that operated in unison with conventional wireless networks in order to deliver "native-language" services to its end customers.

      Until March 31, 2008, the Company operated many of its own "in-network" platforms as an independent unit while using existing operator networks from the leading international cellular service providers to transport the customer's calls as well as deliver users "native-language" content. The Company supplied enhanced services and on-demand information to its customers via wireless.

      Prior to the Divestiture Date, Vocalenvision, Inc. was highly dependent upon the efforts and abilities of its management. The loss of the services of any of them could have a substantial adverse effect on it. As of the Divestiture Date, Vocalenvision, Inc. had not purchased "Key-Man" insurance policies on any of them.

      Prior to the Divestiture Date, Vocalenvision, Inc. had not yet had substantial sales. It expected initial growth in its sales to come primarily from the private labeling of its Multilingual Travel Assistance services product which includes traveler's assistance, teleconcierge products, native in-language interpretation and emergency coverage through international wireless providers' existing customer channels. These incumbent wireless carriers viewed the Company's services as a value added to their own existing wireless content and services, while maximizing the security and convenience offer to their wireless users while traveling abroad.

      Although sales were anticipated to start in November 2007 in France, Italy, Spain and Great Britain through a major provider of wireless services that was making the Vocalenvision services available to all of its wireless users, prior to the Divestiture Date those sales had not yet begun. Prior to the Divestiture Date it was anticipated that the services would provide income to the Company but not sufficient to cover all operational expenses during the following 12 months. The Company is not aware whether Vocalenvision has begun sales or earned any income during the period subsequent to the Divestiture Date.

      Prior to the Divestiture Date, the Company believed that Vocalenvision would be able to capture a large portion of the travel market by providing its core services to a highly untapped market. By forming synergistic relationships with various service providers and content providers, the Company believed that Vocalenvision would be able to continue to grow revenues significantly by offering the travelers a wide array of services and content in their native languages. However, as a result of the sale of Vocalenvision, the Company is not aware whether Vocalenvision has received any revenues during the period subsequent to the Divestiture Date

      Prior to the Divestiture Date Vocalenvison intended that an additional application of the Vocalenvision service offering would include a complete "Travel Kit" product, which includes a wireless telephone and SIM card. Vocalenvision intended that the Travel Kit would be marketed to travelers prior to trip departure and would work in selected international countries. In this model, the Company was required to supply customers with temporary mobile telephones as well as proprietary SIM cards. Vocalenvision would have been required to purchase mobile phones and SIM cards in advance and would require payment from customer prior to shipment. Thus, Vocalenvision's development of the Travel Kit product depended on the number of telephones and SIM cards which it could freely distribute and that, in turn, depended upon Vocalenvision's available capital for the purchase of the hardware and cards. The Company is not aware whether subsequent to the Divestiture Date Vocalenvision implemented this application.

      Prior to the Divestiture Date, a third application of Vocalenvison's existing technology envisioned the distribution only of its proprietary SIM Cards. The Vocalyz(TM) SIM cards work on many major wireless networks in the USA and Europe. The SIM card technology will transport the international travelers calls as well as deliver users "native-language" translation assistance and teleconcierge. For the sales of this service, Vocalenvision would have been dependent upon travel agents, brokers, retail stores and web-based e-commerce. The Company is not aware whether subsequent to the Divestiture Date Vocalenvision implemented this application.

      Prior to the Divestiture Date the Company believed that because of Vocalenvision's proprietary platform technology, unique service offering, development saving cost benefits, innovative content and sales management experience, would permit Vocalenvision to focus its current business towards this highly specific travel related niche and position itself as a sustainable business. The Company is not aware whether subsequent to the Divestiture Date Vocalenvision has become a sustainable business.

      Prior to the Divestiture Date The Company had historically experienced operating losses and negative cash flow primarily from the operations of Vocalenvision. Notwithstanding the sale of Vocalenvison, the Company expects that these operating losses and negative cash flows will continue through additional periods because the Company has ongoing legal and accounting expenses, among other administrative and operating expenses, and no source of revenues from which to pay them. Prior to the Divestiture Date the Company had a limited record of revenue-producing operations but with the discontinued operation, the Company does not have any substitute source of funds with which to operate.


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

      The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to identify and create a new source of revenue from a new business activity, since it does not have any ongoing operations from which to generate sufficient cash flow from operations.

      The Company's current cash flow from operations will not be sufficient to maintain its capital requirements for the year. Therefore, the Company's continued operations, as well as the implementation of its post Divestiture business plan, will depend upon its ability to raise additional funds through loans from shareholders or equity or debt financing in a currently indeterminate amount during the year ending December 31, 2009.

      Similar to the results for the first quarter of 2008, the Company has not been successful in obtaining the required cash resources by issuing stock and notes payable, including related party notes payable, to service the Company's operations through the first quarter of 2009. Net cash provided by financing activities was $-0- for the three months ended March 31, 2009 as compared to $38,999 for the three months ended March 31, 2008, a decrease of $38,999 or 100%. This decrease was primarily the result of the precariousness of the Company's financial position coupled with the Company's cessation of all ongoing business activities after the Divestiture Date. Net cash used in financing activities was $3,952,790 for the period from September 2, 2002 (inception) through March 31, 2009.

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

      As noted above in response to Item 4, in the Company's Form 10-QSB for the period ended on March 31, 2007, the Company disclosed certain deficiencies that existed in the design or operation of the Company's internal control over financial reporting: we did not have adequately segregation of duties, in that we only had one person performing all accounting-related duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only a monitored as a weakness.

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

                                       XXX ACQUISITION CORP.
                                      (formerly known as Continan
                                       Communications, Inc.)

Dated: July 28, 2009
                                       By:  /s/ Marcia Rosenbaum
                                            ------------------------------------
                                            Marcia Rosenbaum,
                                            Chief Executive Officer
                                            and Chief Financial Officer

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