Form 10-Q
period 2009-06-30
XXX Acquisition Corp.
filed 2011-07-06
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

COMMISSION FILE NUMBER: 0-13187

XXX ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	73-1554122
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11 East 44th Street-19th Floor, New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 687-1222.
(Registrant’s Telephone Number)

Consorteum Holdings, Inc.
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of June 27, 2011 the Registrant had 806,644 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

XXX ACQUISITION CORP.
(Formerly Consorteum Holdings, Inc.)
BALANCE SHEET

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$--	$--
Other receivable	--	81,357

Total Assets	$--	$81,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	177,030	213,587
Accrued interest	236,637	195,460
Notes payable	694,349	952,727

Total Current Liabilities	1,108,016	1,361,774

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; authorized 100,000,000 shares, issued and outstanding,806,644 and 432,135shares, respectively	806	432
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding; none	--	--
Additional paid-in capital	6,762,559	6,405,432
Retained earnings (deficit)	(7,871,381)	(7,686,282)

Total Stockholders’ Deficit	(1,108,016)	(1,280,417)

Total liabilities and stockholders’ equity (deficit)	$--	$81,357

The accompanying notes are an integral part of the unaudited financial statements

XXX ACQUISITION CORP.
(Formerly Consorteum Holdings, Inc.)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30			September 16, 2002 (inception) to June 30,
	2009	2008	2009	2008		2009

Revenue	$--	$--	$--	$	----	$54,229

Direct cost	--	--	--		--	402,081
Selling expense	--	--	--		--	1,729,326
Depreciation	--	--	--		--	203,734
General, and Administrative expenses	--	13,325	62,565		78,911	4,902,791

Operating loss	--	(13,325)	(62,565)		(78,911)	7,083,703

Other income (expense)
Other income	--	--	--		--	(134,345)
Interest expense	(17,359)	(42,130)	41,177		(44,355)	(453,919)
Loss on derivative instruments.	--	--	--		--	(841,821
Other expense	--	--	--		--	(954)
Loss on other receivable	(81,357)	--	(81,357)		--	(81,357)
Total other income (expense)	(98,716)	(42,130)	(122,534)		(44,355)	(1,512,396)

Loss before discontinued operations	(98,716)	(55,455)	(185,099)		(123,266)	(8,596,099)

Gain from discontinued operations	--	430,017	--		430,016	728,718
Provision for tax						(4,000)
Net income (loss)	$(98,716)	$374,562	$(185,099)		$306,750	(7,871,381)

Basic income (loss) per common share	$(0.12)	$0.87	$(0.02)		$0.71

Weighted Average Number of Common Shares used to Compute net loss per Weighted Average Share	806,644	432,135	806,644		432,135

The accompanying notes are an integral part of the unaudited financial statements

XXX ACQUISITION CORP.
(Formerly Consorteum Holdings, Inc.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		Period from September 16, 2002 (inception) to
	2009	2008	June 30, 2009
Operating Activities
Net Income (Loss) Before Extraordinary Item	$(185,099)	$306,750	(7,871,381)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	--	15,013	218,746
Stock for service	--	--	2,521,178
(Gain) loss on discontinued operations	--	(511,567)	(728,718)
Loss on debt settlement	--	--	134,407
Write-off of prepaid expense	--	--	562,678
Write-off of other asset	--	-	81,357
Write-off of notes payable	--	--	(120,267)
Write-off of accounts payable	--	--	3,059
Change is operating assets and liabilities
Security deposit	--	--	(3,595)
Other receivable	81,357	--	81,357
Accounts payable	(36,557)	21,350	770,182
Accrued liabilities	--	--	177,150
Accrued Interest	41,177	52,630	284,300
Management fee	--	36,000	479,536

Net Cash Used by Operating Activities	(99,122)	(79,824)	(3,398,311)

Investing Activities:
Payment intangible assets	--	--	(101,369)
Payment for software development	--	--	(428,987)
Purchase of equipment	--	--	(24,123)

Net Cash Required by Investing Activities	--	--	(554,479)

Financing Activities:
Notes payable- related party	--	23,417	2,427,709
Payments on notes payable-related party	--	--	(2.063)
Stock sold for cash	--	--	247,500
Borrowing on notes payable	--	57,770	1,206,313
Capital contribution on reversal of common stock	99,122	--	99,122
Payment on capital lease obligation	--	(1,363)	(25,791)

Net Cash Provided by Financing Activities	99,122	79,824	3,952,790

Increase (Decrease) in Cash and Cash Equivalents	--	--

Cash and Cash Equivalents at Beginning Of Period	--	--

Cash and Cash Equivalents at End of Period	$0	0

Supplemental schedules of cash flow information:
Interest paid	--	--
Income Taxes paid	--	--	$4,000

Supplemental disclosure of Nonmonetary Transactions

Furniture and Equipment acquired with stock	--	--	$30,250
Development software acquired with stock	--	--	$16,500
Stock issued for payment of debt	$258,378	--	$2,539,893
Common stock issued for accounts payable	--	--	$68,940
Cancellation of accounts payable	--	--	$12,698
Purchase of equipment through capital lease	--	--	$29,843
Common stock issued for consulting services	--	--	$82,000
Common stock issued upon exercise of warrants	--	--	$5,800

The accompanying notes are an integral part of the unaudited financial statements

XXX ACQUISITION CORP.
(Formerly Consorteum Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION

Texxon, Inc. was incorporated on October 6, 1998, under the laws of the state of Oklahoma. Since inception, the Company's primary focus was raising capital and paying for the exclusive licenses. Until April 2, 2008 pursuant to the Company’s Share Agreement with TelePlus, Inc., the Company's focus was centered on the development and marketing of its Multilingual Mobile Services for international travelers in their native languages in collaboration with major wireless providers. On April 2, 2008 the Company sold all the assets of its operating division to another company; subsequent to the sale the Company has not engaged in any business operations while looking for a new business.

In May 2006, Texxon and the shareholders of TelePlus completed a Share Exchange Agreement whereas the Company acquired all of the outstanding capital stock of TelePlus from the TelePlus shareholders in exchange for 3,000,000 shares of voting convertible preferred stock convertible into 81,000,000 shares of Company common stock. This transaction constituted a change of control of the Company whereby the majority of the shares of Texxon are now owed by the shareholders of TelePlus. The accounting for this transaction is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. As a result, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer TelePlus. The historical financial statements will be those of TelePlus. On November 22, 2006, Texxon, the Oklahoma Corporation, for the sole purpose of re-domestication in Nevada, filed Articles of Merger with the Secretaries of state of the states of Oklahoma and Nevada pursuant to which Texxon, the Oklahoma Corporation, was merged with and into Texxon, Inc., a Nevada corporation, with the Nevada Corporation remaining as the surviving entity. Immediately following the merger, the Nevada Company changed its name to Continan Communications, Inc. and its articles of incorporation were amended such that the number of common stock and preferred stock is increased from 45,000,000 to 100,000,000 and from 5,000,000 to 10,000,000, respectively. On December 1, 2006, the Company executed a 1 for 20 reverse stock split of all its issued and outstanding shares of common stock. Additionally, all convertible preferred stocks were converted into 20,250,000 shares of common stock. On March 6, 2009 the Company declared a 1 for 100 reverse stock split and on March 11, 2009 the Company changed its name to XXX Acquisition Corp. (the "Company")

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of XXX Acquisition, Corp. (“XXX”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in XXX’s December 31, 2008 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2008 as reported on Form 10-K, have been omitted.

NOTE 3 - GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $185,099 for the six months ending June 30, 2009.  As of June 30, 2009, the Company reported an accumulated deficit of $7,781,381.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of June 30, 2009, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP).

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to pursue acquisitions of various business opportunities that, in the opinion of management, will provide a profit to the Company; however, the Company does not have the working capital to be successful in this effort or to service its debt. These factors raise substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy that it believes will accomplish this objective through additional equity funding which will enable the Company to operate for the coming year. There is no guarantee that additional funding will be obtained or that the Company will be successful in it funding efforts or acquiring any profitable business opportunities.

Basic and Diluted Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The Company has no potential dilutive instruments and accordingly, basic loss and diluted share loss per share are equal.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company has not recognized any revenues from its operations.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2009, the FASB issued Accounting Standards Update 2009-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This ASU is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2009-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued Accounting Standard Update No. 2009-13 “Stock Compensation” (Topic 718). ASU No.2009-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2009, FASB issued ASU No. 2009-09, “Subsequent Events” (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2009-09”). ASU 2009-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2009-09 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of ASU 2009-09 to have a material impact on its unaudited interim results of operations or financial position.

In January 2009, the FASB issued ASU No. 2009-06, “Improving Disclosures about Fair Value Measurements” (ASU 2009-06) (codified within ASC 820 Fair Value Measurements and Disclosures). ASU 2009-06 improves disclosures originally required under SFAS No. 157. ASU 2009-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2009, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's unaudited interim financial position, results of operations, cash flows or related disclosures.

NOTE 6 - RELATED PARTY TRANSACTION

The Company had employment agreements with two members of management that terminated on March 31, 2008. As of June 30, 2009 and December 1, 2008, the Company had $0 and $0, respectively, payable to management under these agreements. Expenses related to these agreements were recorded in general and administrative expense and amounted to $-0- and $36,000 for the periods ended June 30, 2009 and June 30, 2008, respectively.

NOTE 7 - NOTE PAYABLE

The Company issued a promissory note to First Bridge Capital Inc., on January 20, 2007 with interest accruing at 10%. The principal along with the accrued interest was due on or before December 31, 2007 or on the date the Company receives proceeds from the public offering of its shares, whichever is earlier.  During the period ending June 30, 2009 the Company converted $258,378 of debt to 56,786,461 shares of common stock. As neither has occurred the note is in default with the outstanding balance of the note payable as of June 30, 2009 with a principal balance of $ 649,349 plus accrued interest of $236,637 for a total amount of $885,986.  (See Note: 8 – Equity)

NOTE 8 - EQUITY

In March, 2009 the Company converted $258,378 of debt to 56,786,461 shares of common stock. Subsequently during the same period the Company declared a reverse split in which each shareholder of 100 old shares received in exchange one new share of the Company. In addition the Company retired 194,062 shares of common stock. As a result of the reverse split and its rounding of shares and the retirement of shares, the total outstanding shares of common stock, as of June 30, 2009, are 806,644.(See Note 7: - Note Payable)

NOTE 9 - STOCK OPTIONS AND WARRANTS

(a) In January 2004, the Company granted an option to purchase 152,813 (3,056,250 pre reverse split) restricted shares of common stock, exercisable at $1.00 ($0.05 pre-split) per share, to a non-employee; this option vested in April 2004. This option expires in January 2010 and was not valued at grant date. Because the Company did not have sufficient shares authorized to issue if the option was exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at December 31, 2006 using the Black-Scholes model and determined that the value of this option was $136,431. Accordingly, the Company recognized a loss on the change in fair value of derivative instruments of $136,431 and increased the liability due as of December 31, 2006 to $136,431. The factors used for the Black Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.05 per share; and an estimated life of 4.25 years.

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

(b) In September 2005, the Company granted an option to purchase 40,750 (815,000 pre reverse split) restricted shares of common stock (TelePlus stock options), exercisable at $1.00 ($0.05 per reverse split) per share, to an employee that vests and expires on January 15, 2010. This option was exchanged for an option to purchase 45,000 restricted shares of common stock (the equivalent of a 366,750 shares Texxon stock option) issued in May 2006 and an option to purchase 30,000 restricted shares of common stock (the equivalent of a 244,500 Texxon stock option). Due to the fact that the Company has been generating recurring losses and also not having an active market to trade its shares, the value of these options was determined to be zero and accordingly, no expense or paid in capital has been recorded. The performance-based option issued to this employee was a part of a performance based stock options issuance transaction that involved other employees (see subsequent paragraph on performance based stock options issued in May for more details on this transaction).

(c) In September 2005, the Company granted an option to purchase 40,750 (815,000 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 per reverse split) per share, to a non-employee; this option expires on January 15, 2010. The option was granted in exchange for consulting services valued at $40,000. The Company has recorded consulting expense in this amount to reflect the value of these options for the year ended December 31, 2005. Because the Company did not have sufficient shares authorized to issue if the option was exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at December 31, 2006 using the Black-Scholes model and determined that the value of this option was $38,305. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments of $1,695 and reduced their liability due as of December 31, 2006 to $38,305. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 3.5 years.

As a result of the recapitalization in November 2006, the Company had more shares authorized to be issued. Therefore, the derivative liability in the amount of $38,305 due to a lack of authorized shares had to be eliminated and accounted for as equity. In addition, due to changes in market value for the common stock, the value for the derivative liability had to be recalculated using the Black-Scholes model as of December 1, 2006 (the date of reverse split). The recalculated value for the derivative liability was $11,980, which became an addition to APIC. The remaining difference after eliminating derivative liability in the amount of $26,325 was recognized as a gain on derivative. The factors used for the Black-Scholes model were a market price of$0.30 per share; volatility of 178%; risk free interest rate of 4.43%; exercise price of $0.02 per share; and an estimated life of 3.25 years.

(d) In February 2006, the Company granted an option to purchase 65,000(1,300,000 pre reverse split) restricted shares of common stock, exercisable at$0.02 ($0.001 pre-reverse split) per share, to a consultant for assistance in the share exchange between Texxon and TelePlus. This option was valued at $0.10per share. The value of the option was calculated using the Black-Scholes model with the following assumptions: exercise price of $0.001; share price of $0.10; risk free interest rate of 6.0%; expected life of 5 years; and estimated volatility of 150%. The Company recorded the expense and additional paid in capital in the amount of $130,000 to reflect the finder's fees expense involved in the reverse merger acquisition process. Because the Company did not have enough shares authorized to issue if the option was exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at December 31, 2006 using the Black-Scholes model and determined that the value of this option was $64,493. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments of $65,507 and reduced the liability due as of December 31, 2006 to $64,493. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 4.5 years.

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

(e) In February 2006, the Company issued common stock warrants to two members of the Company's then current management, and to a public relations firm. These warrants were for purchase of 125,000 (2,500,000 pre-split) restricted shares of common stock, exercisable at $2.20 ($0.11 pre-reverse split) per share. These warrants were the only options/warrants from pre-merger Texxon to survive the completion of the share exchange agreement (see Note 1); all other Texxon warrants were cancelled. These warrants have been valued at $275,973 ($0.1104per share). The value of the warrants was calculated as of February 1, 2006 using the Black-Scholes model with the following assumptions: exercise price of $0.11; share price of $0.12; risk free interest rate of 4.4%; expected life of 5years; and estimated volatility of 150%. These warrants were valued by Texxon prior to the merger and the effect of their issuance is included in the additional paid in capital as a result of the merger.

(f) In April 2006, the Company granted an option to purchase 36,675 (733,500 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001pre reverse split) per share, to a consultant in exchange for consulting services valued at its fair market value for the services performed at $40,343.Because the Company did not have sufficient shares authorized to issue if the options were exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at December 31, 2006 using the Black-Scholes model and determined that the value of this option was $36,287. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments of$4,056 and reduced their liability due as of December 31, 2006 to $36,287. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 3.5 years.

As a result of the recapitalization in November 2006, the Company had more shares authorized to be issued. Therefore, the derivative liability in the amount of $36,287 due to a lack of authorized shares had to be eliminated and accounted for as equity. In addition, due to changes in market value for the common stock, the value for the derivative liability had to be recalculated using the Black-Scholes model as of December 1, 2006 (the date of reverse split). The recalculated value for the derivative liability was $10,782, which became an addition to APIC. The remaining difference after eliminating derivative liability in the amount of $25,505 was recognized as a non-derivative. The factors used for the Black-Scholes model were a market price of$0.30 per share; volatility of 178%; risk free interest rate of 4.43%; exercise price of $0.02 per share; and an estimated life of 3.25 years.

(g) In April 2006, the Company granted an option to purchase 6,113 (122,250 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001pre reverse split) per share, each to two employees (total of 12,225 (244,500 pre reverse split) shares of common stock). The option was valued at $13,448 ($0.11 per share). The value of the option was calculated using the Black-Scholes model with the following assumptions: exercise price of $0.001; share price of $0.12; risk free interest rate of 6.0%; expected life of 4 years; and estimated volatility of 150%. The Company recorded payroll expense and additional paid in capital in the amount of $13,448 to reflect the value of these options for the period ended December 31, 2006.

(h) In April 2006, the Company granted an option to purchase 75,000 (1,500,000pre reverse split) restricted shares of common stock, exercisable at $3.40($0.17 pre-reverse split) per share, to an investment banking and financial advisory organization as partial compensation for assistance in identifying suitable acquisition targets and long term funding. This option was valued at$0.156 per share. The value of the option was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.17; share price of $0.17; risk free interest rate of 6.0%; expected life of 5 years; and estimated volatility of 150%. The Company recorded an increase and decrease to additional paid in capital in the amount of $234,000 to reflect the finder's fees expense involved in the reverse merger acquisition process. Because the Company did not have enough shares authorized to issue if the option was exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at December 31, 2006 using the Black-Scholes model and determined that the value of this option was $61,917. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments of $172,611 and reduced the liability due as of December 31, 2006 to $61,917. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.17 per share; and an estimated life of 4.5 years.

As a result of the recapitalization in November 2006, the Company had more shares authorized to be issued. Therefore, the derivative liability in the amount of $61,917 due to a lack of authorized shares had to be eliminated and accounted for as equity. In addition, due to changes in market value for the common stock, the value for the derivative liability had to be recalculated using the Black-Scholes model as of December 1, 2006 (the date of reverse split). The recalculated value for the derivative liability was $18,482, which became an addition to APIC. The remaining difference after eliminating derivative liability in the amount of $43,435 was recognized as a gain on derivative. The factors used for the Black-Scholes model were a market price of$0.30 per share; volatility of 178%; risk free interest rate of 4.39%; exercise price of $3.40 per share; and an estimated life of 4.25 years.

(i) In May 2006, the Company granted an option to purchase 26,488 (529,750 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 pre reverse split) per share, each to two members of management (total of 52,975(1,059,500 pre reverse split) shares of common stock). Each option was valued at $58,273 ($0.11 per share). The value of the option was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001; share price of $0.12; risk free interest rate of 6.0%; expected life of 4 years; and estimated volatility of 150%. The Company recorded the payroll expense and additional paid in capital in the amount of $58,273 to reflect the value of these options for the period ended December 31, 2006.

(j) In May 2006, the Company granted an option to purchase 18,338 (366,750 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001pre reverse split) per share, to one employee. The option was valued at $0.12per share. The value of the option was calculated using the Black-Scholes model with the following assumptions: exercise price of $0.001; share price of $0.12; risk free interest rate of 6.0%; expected life of 4 years; and estimated volatility of 150%. The Company recorded payroll expense and additional paid in capital in the amount of $20,171 to reflect the value of this option for the period ended December 31, 2006.

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

(l) In July 2006, the Company contracted with a third party to perform public relations services. The total value of the services to be provided was $500,000; the term of the contract was one year. The Company granted a warrant to purchase 192, 308 (3,846,154 pre reverse split) restricted shares of common stock exercisable at $0.02 ($0.001 pre reverse split) per share. Because of the one-year term of the contract, the Company only recognized the grant of a warrant to purchase 961,538 shares at an expense of $125,000. The Company accounted for this warrant as a liability for derivative instruments as the Company did not have sufficient authorized shares to issue if the warrant was exercised. The Company valued this warrant at December 31, 2006 using the Black-Scholes model and determined that the value was $47,736. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments in the amount of $120,226 and reduced the initial $125,000 liability to $47,736.The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 4.8 years.

As a result of recapitalization in November 2006, the Company had more shares authorized to be issued. Therefore, the derivative liability in the amount of $47,736 due to a lack of authorized shares had to be eliminated and accounted for as equity. In addition, due to changes in market value for the common stock, the value for the derivative liability had to be recalculated using the Black-Scholes model as of December 1, 2006 (the date of reverse split). The recalculated value for the derivative liability was $14,266, which became an addition to APIC. The remaining difference after offsetting derivative liability, in the amount of $33,470 was recognized as a gain on derivative after elimination of the derivative liability. The factors used for the Black-Scholes model were a market price of $0.30 per share; volatility of 178%; risk free interest rate of 4.39%; exercise price of $0.02 per share; and an estimated life of 4.55 years.

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

(n) In December 2006, the Company granted an option to purchase 70,000 restricted shares of common stock, exercisable at $0.01 per share, to a non-employee; this option will expire on December 31, 2011. This option was granted in exchange for consulting services, valued at $48,846 using the Black-Scholes model. The Company recorded consulting expense and additional paid-in-capital in this amount. The factors used for Black-Scholes model were a market price of $0.70 per share; volatility of 178%; risk free interest rate of 4.39%; exercise price of $0.01; and an estimated lift of 5.00 years.

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

	Weighted Common Stock Warrants	Average Common Stock Options	Exercise Price
Outstanding at Beginning of Year	367,308	1,304,851	$0.68
Granted	144,231	--	--
Forfeited	--	--	--
Exercised	--	(65,000)	--
Outstanding at End of Period	511,539	1,239,851	$0.68
Exercisable at End of Period	511,539	1,062,976

NOTE 10 - SALE OF OPERATIONS

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

NOTE 11 - AGREEMENTS

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

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the period ending June 30, 2009, all options and warrants with the exclusion of those dated to expire as of October 15, 2011 and  December 31, 2011 have expired either due to the expiration date or the termination of the employee.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. XXX’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in XXX Acquisition Corp.’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

OVERVIEW

The Company's financial statements as at June 30, 2009 and the description and comparison of the Company's business for the periods June 30, 2009 and June 30, 2008 set forth below under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" is for historical purposes only. The Company is no longer engaged in any active business, either directly, or through its wholly-owned subsidiary, Vocalenvision, Inc. ("Vocalenvision"). On March 31, 2008, the Company's Board of Directors approved the Company's execution and delivery of an agreement to sell substantially all the assets of Vocalenvision to Tourizoom, Inc., a Nevada corporation (the "Buyer" or "Tourizoom"). See the Company's Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 4, 2008 and the exhibits thereto, and the Company's Report on Form 10-KSB filed with the SEC on April 15, 2008 and the exhibits thereto.

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

Until March 31, 2008, the Company was the parent company of Vocalenvision, a pioneer in the field of wireless communications. The Company's main role is that of a research and development incubator that endeavors to create new opportunities for its subsidiary for the continually evolving convergence of international GSM wireless that create the vehicles that consistently deliver its innovative "native-language" contents and services to the end-user customer.

The Company historically experienced operating losses and negative cash flow. The Company expects that these operating losses and negative cash flows may continue through additional periods. The Company has had a limited record of revenue-producing operations but with the modified and highly realistic product deployment strategy, the Company now believes it has a predictable, scalable revenue and business model that will be able to achieve its business plans.

RESULTS OF OPERATIONS

During the three and six month periods ending June 30, 2009 and 2008 the Company had no revenues.  General and Administrative expense was zero for the three months and $62,565 the six months  ending June 30, 2009 compared to $13,325 and $78,911 for the same periods in 2009.  Interest expense was $ 17,359 for the three months periods and $41,177 for the six months ending June 30, 2009 compared to $42,130 and $44,355 for the same period in 2008. Net loss of the three month period was $98,716and for the six month period $185,099 for June 30, 2009 compared to $374,562 and $306,750 for the same periods in 2008.  The loss was a result of no revenue and during both 2009 and 2008 along with administrative expenses and interest cost during that time period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, the Company had no assets and current liabilities of $1,108,016, resulting in working capital deficit of $1,108,016.  Shareholders' deficit as of June 30, 2009 was $1,108.016. There exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Net cash used in operations for the period ending June 30, 2009 was $99,122 compared to cash used of $79,824 for the same period in 2008. Net cash used in investing activities for the period ending June 30, 2009 was zero as well as for the same period in 2009. Net cash provided by financing activities during the period ended June 30, 2009 was $99,122 compared to $79,824 in the same period in 2008.

Our existing capital may not be sufficient to meet the Company’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  This condition raises substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if XXX is unable to continue as a going concern.

EMPLOYEES

As of June 30, 2009 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended June 30, 2009.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSUREES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K XXX is not required to provide information required under this Item.

ITEM 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO/CFO does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.
Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A. - RISK FACTORS.

There have been no material changes to XXX’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2008.

ITEM 2 - CHANGES IN SECURITIES

In March, 2009 the Company converted $258,378 of debt to 56,786,461 shares of common stock. Subsequently during the same period the Company declared a reverse split in which each shareholder of 100 old shares received in exchange one new share of the Company. In addition the Company retired 194,062 shares of common stock. As a result of the reverse split and its rounding of shares and the retirement of shares, the total outstanding shares of common stock, as of June 30, 2009, are 806,644.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION.

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

On April 4, 2009 the Company filed an 8-K pertaining to the termination of the definitive agreement with Consorteum, the inability to rely on the financials of the Company, the amending of the Articles of Incorporation and the cease trading of the Company stock as ordered by the Securities and Exchange Commission.

Exhibits

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XXX ACQUISITION CORP.

Dated: June 27, 2011	By:	/s/ Marcia Rosenbaum
Name: Marcia Rosenbaum
Title: CEO & CFO

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Marcia Rosenbaurn, (filed herewith).
32	Section 1350 Certification of Marcia Rosenbaurn, (filed herewith).