Form 10-Q
period 2009-09-30
XXX Acquisition Corp.
filed 2011-07-06
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

NA.
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes   ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 27, 2011 the Registrant had 806,644 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS.

XXX ACQUISITION CORP.
BALANCE SHEET

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$--	$--
Other receivable	--	81,357

Total Assets	$--	$81,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	177,031	213,587
Accrued interest	253,995	195,460
Notes payable	694,349	952,727

Total Current Liabilities	1,125,375	1,361,774

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value; authorized 100,000,000 shares, issued and outstanding,806,644 and 432,135shares, respectively	806	432
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding; none	--	--
Additional paid-in capital	6,762,559	6,405,432
Retained earnings (deficit)	(7,888,740)	(7,686,282)

Total Stockholders’ Deficit	(1,125,375)	(1,280,417)

Total liabilities and stockholders’ equity (deficit)	$--	$81,357

The accompanying notes are an integral part of the unaudited financial statements

XXX ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended			September 16, 2002 (inception) to
	September 30		September 30			September 30,
	2009	2008	2009	2008		2009

Revenue	$--	$--	$--	$	----	$54,229

Direct cost	--	--	--		--	402,081
Selling expense	--	--	--		--	1,729,326
Depreciation	--	--	--		--	203,734
General, and Administrative expenses	--	45,121	62,565		124,032	4,902,791

Operating loss	--	(45,121)	(62,565)		(124,032)	7,083,703

Other income (expense)
Other income	--	--	--		--	(134,345)
Interest expense	(17,359)	(25,879)	(58,534)		(70,234)	(540,712)
Loss on derivative instruments.	--	--	--		--	(841,821
Other expense	--	--	--		--	(954)
Loss on other receivable	--	--	(81,357)		--	(81,357)
Total other income (expense)	(17,359)	(25,897)	(139,891)		(70,234)	(1,599,189)

Loss before discontinued operations	(17,359)	(71,000)	(202,457)		(194,266)	(8,682,892)

Gain from discontinued operations	--	--	--		430,016	728,718
Provision for tax						(4,000)
Net income (loss)	$(17,359)	$(71,000)	$(202,457)		$235,750	(7,958,174)

Basic income (loss) per common share	$(0.02)	$0.16	$(0.25)		$0.54

Weighted Average Number of Common Shares used to Compute net loss per Weighted Average Share	806,644	432,135	806,644		432,135

The accompanying notes are an integral part of the unaudited financial statements

XXX ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
			Period from September 16,
	Nine Months Ended September 30,		2002 (inception) to
	2009	2008	September 30, 2009
Operating Activities
Net Income (Loss) Before Extraordinary Item	$(202,458)	$235,750	(7,888,740)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	--	15,013	218,746
Stock for service	--	--	2,521,178
(Gain) loss on discontinued operations	--	(511,567)	(728,718)
Loss on debt settlement	--	--	134,407
Write-off of prepaid expense	--	--	562,678
Write-off of other asset	--	-	81,357
Write-off of notes payable	--	--	(120,267)
Write-off of accounts payable	--	--	3,059
Change is operating assets and liabilities
Security deposit	--	--	(3,595)
Other receivable	81,357	--	81,357
Accounts payable	(36,556)	62,471	770,182
Accrued liabilities	--	--	177,150
Accrued Interest	58,535	78,509	301,658
Management fee	--	36,000	479,536

Net Cash Used by Operating Activities	(99,122)	(83,824)	(3,398,311)

Investing Activities:
Payment intangible assets	--	--	(101,369)
Payment for software development	--	--	(428,987)
Purchase of equipment	--	--	(24,123)

Net Cash Required by Investing Activities	--	--	(554,479)

Financing Activities:
Notes payable-related party	--	23,417	2,427,709
Payments on notes payable-related party	--	--	(2.063)
Stock sold for cash	--	--	247,500
Borrowing on notes payable	--	61,770	1,206,313
Capital contribution on reversal of common stock	99,122	--	99,122
Payment on capital lease obligation	--	(1,363)	(25,791)

Net Cash Provided by Financing Activities	99,122	83,824	3,952,790

Increase (Decrease) in Cash and Cash Equivalents	--	--

Cash and Cash Equivalents at Beginning Of Period	--	--

Cash and Cash Equivalents at End of Period	$0	0

Supplemental schedules of cash flow information:
Interest paid	--	--
Income Taxes paid	--	--	$4,000

Supplemental disclosure of Nonmonetary Transactions

Furniture and Equipment acquired with stock	--	--	$30,250
Development software acquired with stock	--	--	$16,500
Stock issued for payment of debt	$258,378	--	$2,539,893
Common stock issued for accounts payable	--	--	$68,940
Cancellation of accounts payable	--	--	$12,698
Purchase of equipment through capital lease	--	--	$29,843
Common stock issued for consulting services	--	--	$82,000
Common stock issued upon exercise of warrants	--	--	$5,800

The accompanying notes are an integral part of the unaudited financial statements

XXX ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  ORGANIZATION

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

In May 2006, Texxon and the shareholders of TelePlus completed a Share Exchange Agreement whereas the Company acquired all of the outstanding capital stock of TelePlus from the TelePlus shareholders in exchange for 3,000,000 shares of voting convertible preferred stock convertible into 81,000,000 shares of Company common stock. This transaction constituted a change of control of the Company whereby the majority of the shares of Texxon are now owed by the shareholders of TelePlus. The accounting for this transaction is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. As a result, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer TelePlus. The historical financial statements will be those of TelePlus. On November 22, 2006, Texxon, the Oklahoma Corporation, for the sole purpose of re-domestication in Nevada, filed Articles of Merger with the Secretaries of state of the states of Oklahoma and Nevada pursuant to which Texxon, the Oklahoma Corporation, was merged with and into Texxon, Inc., a Nevada corporation, with the Nevada Corporation remaining as the surviving entity. Immediately following the merger, the Nevada Company changed its name to Continan Communications, Inc. and its articles of incorporation were amended such that the number of common stock and preferred stock is increased from 45,000,000 to 100,000,000 and from 5,000,000 to 10,000,000, respectively. On December 1, 2006, the Company executed a 1 for 20 reverse stock split of all its issued and outstanding shares of common stock. Additionally, all convertible preferred stocks were converted into 20,250,000 shares of common stock. On March 6, 2009 the Company declared a 1 for 100 reverse stock split and on March 11, 2009 the Company changed its name to XXX Acquisition Corp. (the "Company")

NOTE 2:  BASIS OF PRESENTATION

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

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $235,750 for the nine months ending September 30, 2009.  As of September 30, 2009, the Company reported an accumulated deficit of $7,888,740.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of September 30, 2009, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2009, FASB issued ASU No. 2009-09, “Subsequent Events” (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2009-09”). ASU 2009-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2009-09 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of ASU 2009-09 to have a material impact on its unaudited interim results of operations or financial position.

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

NOTE 6:  RELATED PARTY TRANSACTION

The Company had employment agreements with two members of management that terminated on March 31, 2008. As of September 30, 2009 and December 1, 2008, the Company had $0 and $0, respectively, payable to management under these agreements. Expenses related to these agreements were recorded in general and administrative expense and amounted to $-0- and $36,000 for the periods ended September 30, 2009 and September 30, 2008, respectively.

NOTE 7 - NOTE PAYABLE

The Company issued a promissory note to First Bridge Capital Inc., on January 20, 2007 with interest accruing at 10%. The principal along with the accrued interest was due on or before December 31, 2007 or on the date the Company receives proceeds from the public offering of its shares, whichever is earlier.  During the period ending September 30, 2009 the Company converted $258,378 of debt to 56,786,461 shares of common stock. As neither has occurred the note is in default with the outstanding balance of the note payable as of September 30, 2009 with a principal balance of $ 649,349 plus accrued interest of $253,995 for a total amount of $903,344.  (See Note: 8 – Equity)

NOTE 8 –EQUITY

In March, 2009 the Company converted $258,378 of debt to 56,786,461 shares of common stock. Subsequently during the same period the Company declared a reverse split in which each shareholder of 100 old shares received in exchange one new share of the Company. In addition the Company retired 194,062 shares of common stock. As a result of the reverse split and its rounding of shares and the retirement of shares, the total outstanding shares of common stock, as of September 30, 2009, are 806,644.(See Note 7: - Note Payable)

NOTE 9:  STOCK OPTIONS AND WARRANTS

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

NOTE 10:  SALE OF OPERATIONS

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

NOTE 11:  AGREEMENTS

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

NOTE 12: SUBSEQUENT EVENTS

Subsequent to the period ending September 30, 2009, all options and warrants with the exclusion of those dated to expire as of October 15, 2011 and December 31, 2011 have expired either due to the expiration date or the termination of the employee.

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

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

OVERVIEW

The Company's financial statements as at September 30, 2009 and the description and comparison of the Company's business for the periods September 30, 2009 and September 30, 2008 set forth below under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" is for historical purposes only. The Company is no longer engaged in any active business, either directly, or through its wholly-owned subsidiary, Vocalenvision, Inc. ("Vocalenvision"). On March 31, 2008, the Company's Board of Directors approved the Company's execution and delivery of an agreement to sell substantially all the assets of Vocalenvision to Tourizoom, Inc., a Nevada corporation (the "Buyer" or "Tourizoom"). See the Company's Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 4, 2008 and the exhibits thereto, and the Company's Report on Form 10-KSB filed with the SEC on April 15, 2008 and the exhibits thereto.

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

RESULTS OF OPERATIONS

During the three and nine month periods ending September 30, 2009 and 2008 the Company had no revenues.  General and Administrative expense was zero for the three months and $62,565 the nine months  ending September 30, 2009 compared to $45,121 and $124,032 for the same periods in 2009.  Interest expense was $ 17,359 for the three months periods and $127,970 for the nine months ending September 30, 2009 compared to $25,897 and $70,234 for the same period in 2008. Net loss of the three month period was $17,359and for the nine month period $271,892 for September 30, 2009 compared to $71,000 and $235,750 for the same periods in 2008.  The loss was a result of no revenue and during both 2009 and 2008 along with administrative expenses and interest cost during that time period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, the Company had no assets and current liabilities of $1,125,375, resulting in working capital deficit of $1,125,375.  Shareholders' deficit as of September 30, 2009 was $1,125,375. There exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Net cash used in operations for the period ending September 30, 2009 was $99,122 compared to cash used of $83,824 for the same period in 2008. Net cash used in investing activities for the period ending September 30, 2009 was zero as well as for the same period in 2009. Net cash provided by financing activities during the period ended September 30, 2009 was $99,122 compared to $83,824 in the same period in 2008.

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

EMPLOYEES

As of September 30, 2009 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended September 30, 2009.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSUREES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K XXX is not required to provide information required under this Item.

ITEM 4T: CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS.

There have been no material changes to XXX’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2008.

ITEM 2: CHANGES IN SECURITIES

In March, 2009 the Company converted $258,378 of debt to 56,786,461 shares of common stock. Subsequently during the same period the Company declared a reverse split in which each shareholder of 100 old shares received in exchange one new share of the Company. In addition the Company retired 194,062 shares of common stock. As a result of the reverse split and its rounding of shares and the retirement of shares, the total outstanding shares of common stock, as of September 30, 2009, are 806,644.

 ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:  [REMOVE AND RESERVE]

ITEM 5.  OTHER INFORMATION.

None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

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
Marcia Rosenbaum

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Marcia Rosenbaurn, (filed herewith).
32	Section 1350 Certification of Marcia Rosenbaurn, (filed herewith).