Form 10-K
period 2009-12-31
XXX Acquisition Corp.
filed 2011-07-21
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-13187

XXX ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	73-1554122
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11 East 44th Street-19th Floor, New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 687-1222
(Registrant’s Telephone Number)

N/A
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

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of July 15, 2011 was 804,644. The aggregate number of shares of the voting stock held by non-affiliates on July 15, 2011 was 804,394. The market value of these shares, on July 15, 2011 was zero.  For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

FORWARD LOOKING STATEMENTS

Information in this Form 10-K contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to statements regarding adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, need for future financing, dependence on personnel and operating expenses.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to the Company's ability to obtain future financing and the risks set forth above under "Factors That May Affect Operating Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based

PART I.

ITEM 1 – BUSINESS

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

Note concerning description of the Company's former business: The description of the Company's business set forth below under the heading "Business of the Company-Overview" is for historical purposes only.  On April2, 2008 the Company ceased to be engaged in any active business, either directly, or through its wholly-owned subsidiary, Vocalenvision, Inc.("Vocalenvision") On April 2, 2008, the Company's Board of Directors approved the Company's execution and delivery of an agreement to sell substantially all the assets of Vocalenvision to Tourizoom, Inc., a Nevada corporation (the “Buyer" or "Tourizoom"). The closing of the asset sale occurred on April 2, 2008, and the Company deposited the sale proceeds and other assets in a partial liquidating trust created in connection with the sale. See the Company's Report on Form 8-K filed with the SEC on April 4, 2008 and the exhibits thereto.

Upon the closing of the asset sale, the Company ceased to be engaged in any active business. Instead, the Company has pursued other potential business activities. There can be no assurance that the Company will be successful in this effort. Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), the Company became and remains a "shell company, “because it has no or nominal assets (other than cash) and no or nominal operations. Under recent SEC releases and rule amendments, any new transaction will be subject to more stringent reporting and compliance conditions for shell companies.

The Company's sale of Vocalenvision: On May 31, 2006 the Company, originally an Oklahoma corporation named Texxon, Inc., acquired a California corporation then named TelePlus, Inc. as a subsidiary. Subsequently the Company domiciled in Nevada and changed its name to Continan Communications, Inc. and the subsidiary changed its name to "Vocalenvision, Inc." The original assumption of the officers, directors, and shareholders of the then TelePlus, Inc. was that becoming the wholly-owned operating subsidiary of a publicly-traded holding company would facilitate the raising of capital for TelePlus' working capital and expansion. In the event however, although the public company status assisted in the raising of some capital, the capital raised was inadequate to provide working capital to fund the business and its expansion and to defray the expenses of being a public company. After prior efforts at restructuring (see Form 8-K filed November 21, 2007) which were not successful (see Form 8-K filed January 25,2008), the Board of Directors concluded that the best alternative for the maximum protection of the creditors and shareholders was generally to follow the outline of the rescinded restructuring agreement, but without reliance on outside participation, and to sell the business and assets of Vocalenvision to its original shareholders, to the extent that they have remained shareholders of this Company, in exchange for (i) their shares of the Company, (ii) a percentage of all equity financings received by the Buyer, and (iii) a ten (10) year royalty of seven percent (7%). The two primary original shareholders of TelePlus/Vocalenvision, Claude Buchert and Helene Legendre, formed a Nevada corporation, Tourizoom, Inc., to purchase the business and assets.

Asset Purchase Agreement

On April 2, 2008 the Board of Directors approved the Asset Purchase Agreement and authorized and directed the closing of the proposed transaction. Under the Asset Purchase Agreement, Vocalenvision sold its business and assets to Tourizoom, Inc. The assets sold included, inter alia, furniture, equipment, software, servers, R&D, patents, trademarks, and the stock of the French subsidiary of Vocalenvision. As consideration for the business and assets, Tourizoom agreed to pay Vocalenvision(i) $200,000 from a proposed Rule 504 offering and twenty (20%) of all other future equity financings received by Tourizoom during the next ten (10) years (until the ceiling is met in terms of the payments made which is not calculable at this time), and (ii) a ten (10)year royalty of seven percent (7%) calculated as 7% of Tourizoom's consolidated gross revenues including the gross revenues of the French subsidiary and all future subsidiaries, joint ventures, licensing agreements, and other indirect revenue sources. The Company also quitclaimed all of its right, title and interest in and to those assets in exchange for delivery to it of the shares of the Company's Common Stock owned by the original shareholders of Vocalenvision (then named TelePlus), to the extent that they still own such shares and to the extent that they contribute such shares to Tourizoom in exchange for shares of Tourizoom.

In order to provide that the purchase price, as received from time to time, would be applied, first, to the creditors of Vocalenvision and the Company, and secondarily, to the minority shareholders of this Company, the Board of Directors approved the establishment of a Partial Liquidating Trust. The beneficiaries of the Partial Liquidating Trust were, in the order in which distributions will be made, the creditors of Vocalenvision and Continan, and then the minority shareholders of the Company. The term "minority shareholders” is intended to exclude certain shareholders, who have loaned funds to the Company, and who are likely to have a continuing interest in the Company. The term is intended to include all shareholders who purchased shares of the Company following the acquisition of TelePlus and who therefore presumably have a continuing interest in the technology. On November 8, 2008 the Company sold all of the stock of Vocalenvision to Blacklight BVBA. The trustee of the Partial Liquidating Trust was MBDL LLC, a Florida limited liability company with principal offices located at Boca Raton, FL 33433 until it resigned on November18, 2008.

Business of the Company

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

XXX Acquisition Corp. (until March 11, 2009 Continan Communications, Inc. and from March 11, 2009 to April 8, 2009 Consorteum Holdings, Inc. and hereinafter “Company") was originally incorporated on October 6, 1998, under the laws of the State of Oklahoma as Texxon, Inc. ("Texxon"). The Company was organized to obtain and exploit a license agreement covering a platinum extraction process invented by Russell Twiford. The process was one to extract platinum from mineralized water using a series of electro-chemical steps. The license was obtained from Mr. Twiford on February 22, 2001. Thereafter, however, the Company experienced difficulty attracting the capital necessary to exploit the license. While retaining the license, on October 16, 2003 the Company sold the majority of its manufacturing equipment to a company owned by Mr. Twiford. The Company ceased all process enhancements and focused its efforts on raising capital. The Company's business plan at that point was to obtain the necessary funding to outsource the process enhancement to an independent laboratory that would finalize the process.

ITEM 1A – RISK FACTORS

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 1B – UNRESOLVED STAFF COMMNETS

NONE

ITEM 2 – PROPERTY

The Company currently maintains its principal executive offices at counsel for the Company on a rent free basis. Until March 31, 2008 the Company leased approximately 1,048 square feet of office space, located at 4640 Admiralty Way-Suite 500, Marina del Rey, California 90292 on a month-to-month basis at the monthly rent of $3,245.

ITEM 3 – LEGAL PROCEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4 – [REMOVE AND RESERVE]

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED MARKET MATTERS

The Company's shares of common stock was traded on the Over the Counter Bulletin Board under the symbol "CNTN.OB" From November 4, 2004 (when trading commenced on  the Bulletin Board) through November 30, 2006, the stock traded under the symbol "TXXN." The range of closing bid prices shown below is as reported by the Over the Counter Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. These prices reflect the 1 for 20 reverse split of the Company's common stock on December 1, 2006.  On April 1, 2009, the Company stock ceased trading under a cease trading order from the Securities and Exchange Commission.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2008
	HIGH	LOW

Quarter Ended December 31, 2008	$0.0002	$0.0002
Quarter Ended September 30, 2008	$0.004	$0.01
Quarter Ended June 30, 2008	$0.008	$0.002
Quarter Ended March 31, 2008	$0.015	$0.0015

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2009
	HIGH	LOW

Quarter Ended December 31, 2009	NA	NA
Quarter Ended September 30, 2009	NA	NA
Quarter Ended June 30, 2009	NA	NA
Quarter Ended March 31, 2008	NA	NA

Dividend information

The Company has not declared or paid a cash dividend to stockholders since it was organized. The board of directors presently intends to retain any earnings to finance operations and does not expect to authorize cash dividend sin the foreseeable future. Any payment of cash dividends in the future would depend upon earnings, capital requirements and other factors.

ITEM 6 – SELECT FINANCIAL DATA

Not applicable.

ITEM 7 – MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

Until April 2, 2008 the Company was a telephony Services Company located in Marina del Rey, California. As one of the first emerging truly international MVNO's (mobile virtual network operators), the Company, through its wholly-owned subsidiary, Vocalenvision, built a platform that can be used to provide a wide array of services to mobile/Wi-Fi phone and VOIP users worldwide. Vocalenvision is a pioneer in the field of wireless communications. The Company's main role was that of a research and development incubator that endeavors to create new opportunities for its subsidiaries for the continually evolving convergence of international GSM wireless, Wi-Fi and VoIP networks that create the vehicles that consistently deliver its innovative "native-language" contents and services to the end-user customer.

Effective April 2, 2008 the Company sold substantially all of the assets of Vocalenvision to Tourizoom, Inc. The terms and conditions of the sale are described above in Item 1 "Note concerning recent developments." Upon the closing of the asset sale, the Company was no longer engaged in any active business including the business conducted through its former subsidiary Vocalenvision. Instead, the Company is pursuing other business activities with a company not yet selected in an industry or business area not yet identified by the Company. There can be no assurance that the Company will be successful in this effort.

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

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with additional money contributed or loaned to the Company by our stockholders, or another source.

Our sole officer and our sole director has not had any preliminary contactor discussions with any representative of any other entity regarding a business combination with us, except for one potential transaction earlier in 2009 which was terminated at the letter of intent stage. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Results of Operations

(a)  Revenues.

Revenues were zero for the year ended December 31, 2009 and 2008.

(b)  General and administrative expenses.

General and administrative expenses were $62,565 for the year ended December 31, 2009 compared to $270,801 for the year ended December 31, 2008, a decrease of $208,236. The decrease in expenses was primarily due to the Company's sale of the business of its operating subsidiary on April 2, 2008, after which the Company was no longer engaged in any ongoing business activity.

(c) Other income (expenses).

The Company realized total other expense of $157,251 for the year ended December 31, 2009 compared to total other expense of $94,052 for the year ended December 31, 2008, an increase of $63,199. The primary components of other expense for the year ended December 31, 2009 was interest expense and loss on other receivable of $81,357.

(d) Net operating loss carry-forward.

The Company has no federal and state tax net operating loss carry forwards available from prior years due to the sale of its operating subsidiary.

(e) Net gain (loss).

The net profit was $363,865 for the year ended December 31, 2008 compared to a loss of $219,816 for the year ended December 31, 2009. This net profit in 2008 was the result of the Company's gain from its discontinued operations as a result of the sale of the assets of its operating subsidiary on April 2, 2008, after which the Company was no longer engaged in any ongoing business activity. On November 8, 2008 the Company sold the stock of its operating subsidiary, Vocalenvision, to Blacklight BVBA.

OPERATING ACTIVITIES

Net cash used in operating activities was $99,122 and $83,824 for the years ended December 31, 2009 and 2008, respectively.

INVESTING ACTIVITIES

Net cash used in investing activities was zero for both years ended December31, 2009 and  2008.

FINANCING ACTIVITIES

Net cash provided from financing activities was $99,122 in the year ended December 31, 2009 and $83,824 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, the Company had no current assets and current liabilities of $1,142,734, resulting in a working capital deficit of $1,142,734.  As a development stage company that began operations in 2002, the Company has incurred $7,906,099 in cumulative total losses from inception through December 31, 2009.

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's independent registered public accounting firm's audit report included in this Form 10-K include explanatory paragraphs regarding the Company's ability to continue as a going concern.

The Company was obligated under a capital lease for computer equipment through April 2008; however, the Company no longer has this liability because it was assumed by the buyer of the Company's operating assets and certain liabilities.

OFF BALANCE SHEET ARRANGEMENTS

Other than operating leases through April 2008 (of which there are none at present), the Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures.

DERIVATIVE LIABILITIES

During the year ended December 31, 2009, the Company did not issue warrants and options. During the period up until the recapitalization performed on December 1, 2006, the Company did not have sufficient authorized shares in order to issue these options should they be exercised. Because of the lack of authorized shares, the Company therefore needed to follow derivative accounting rules for its accounting of options and warrants.

The Company evaluates the conversion feature of options and warrant indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," EITF No. 01-06, "The Meaning of Indexed to a Company's Own Stock," and SFAS No. 133, "Accounting for derivative Instruments and Hedging Activities," as amended.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are audited and included herein beginning are incorporated herein by this reference.

ITEM 9 – CHANGE AND DISAGREEMNTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A – DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Director and Executive Officer of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officer and sole director of the Company are as follows:

Name	Age	Positions Held and Tenure
Marcia Rosenbaum	48	CEO,CFO and Director

The Director named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist. There is no arrangement or understanding between the Director and Officer of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company.

The Director and Officer of the Company will devote her time to the Company’s affairs on an “as needed” basis. As a result, the actual amount of time which she will devote to the Company’s affairs is unknown and is likely to vary substantially from month to month.

The Company has no audit or compensation committee.

On April 2, 2008, as a result of the Company's sale of substantially all of the assets of its subsidiary Vocalenvision to Tourizoom, Inc., Mr. Claude Buchert, the former Chairman of the Board of Directors and CEO of the Company, and Ms. Helene Legendre, the Company's former Executive Vice President, Secretary and a director, resigned their positions with the Company. Mr. Buchert and Ms. Legendre are the stockholders, directors and officers of Tourizoom, the buyer of Vocalenvision. Prior to their resignation, they elected Mr. Geoffrey A .Fox as Chief Executive Officer and Chief Financial Officer of the Company. Mr. Fox served in these capacities until his resignation on October 24, 2008. On October 24, 2008, Ms. Marcia Rosenbaum, the Company's sole director appointed herself an interim officer, and on November 18, 2008 she became the Chief Executive Officer and the Chief Financial Officer of the Company. Ms. Marcia Rosenbaum remains the sole director of the Company, and will serve until the next annual meeting of the Company's directors or until her successors are duly elected and have qualified. Directors are elected for a term ending upon the date of the next annual stockholders' meeting Officers will hold their positions.

Ms. Rosenbaum, age 48, has served as an independent director of the Company since May 2005 and as the Company's Chief Executive Officer and Chief Financial Officer since November 2008. From 1999 to the present, she has been an independent investment banker, specializing in the field of biotechnology. She earned both a Bachelor of Science degree in biology and chemistry, and a Master’s of Science degree in microbiology, both from the University of Texas at El Paso. She also earned her First Level Medical degree in General Medicine from The Technical University in Aachen, Germany.

There are no material proceedings to which any of the above persons or any of their associates are a party adverse to the Company, nor do any of the above persons hold any material interest adverse to the Company.

Conflict of Interest

The Officer and Director of the Company will not devote most of her time to the Company and there may be occasions when the time requirements of the Company’s business conflict with the demands of her other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. See “Risk Factors”

There is no procedure in place which would allow the Officer and Director to resolve potential conflicts in an arms-length fashion. Accordingly, she will be required to use her discretion to resolve them in a manner which she consider appropriate.

The Company’s Officer and Director may actively negotiate or otherwise consent to the purchase of a portion of her common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company’s Officer and Director which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s Officer and Director to acquire her shares creates a potential conflict of interest in satisfying her fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit, she would be legally required to make the decision based upon the best interests of the Company and the Company’s other shareholders..

ITEM 11 – EXECUTIVE COMPENSATION

During fiscal year ending December 31, 2009   the officer or director did not received compensation from the Company.

The following tables sets for the compensation for all officers and directors during the past three years:

Directors and Officers Compensation

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities underlying options/ SARs (#)	LTIP payouts ($)	All other compensation ($)
Marcia Rosenbaum	2009	-	-	-	-	-	-	-
CEO,CFO(4)	2008	-	-	-	-	-	-	10,000
	2007	-	-	-	-	-	-	-
Claude Buchert	2009	-	-	-	-	-	-	-
CEO(1)	2008	-	-	-	-	-	-	20,000
	2007	-	-	-	-	62,295	-	120,000
Helene Legendre,	2009	-	-	-	-	-	-	-
EVP (2)	2008	-	-	-	-	-	-	16,000
	2007	19,000	-	-	-	54,350	-	96,000
Geoffrey Fox,	2009							-
CEO(3)	2008							7,500
	2007							-

1) Mr. Buchert was appointed Chief Executive Officer and a director of the Company on May 31, 2006 and held that positions until his resignation on April 2, 2008. In 2007 the Company issued 700,000 shares of its common stock to Mr. Buchert pursuant to the terms and conditions of the Company's 2007 Stock and Option Plan (the "2007 Plan") having an aggregate value of $54,350 calculated using the closing price of the common stock on the date of issuance which was used to pay a portion of the management incentive fee due Mr. Buchert under his employment agreement with the Company. The other compensation Mr. Buchert received in 2008 represents a management incentive fee under the terms of his employment agreement with the Company which terminated on March 31, 2008. As part of the sale of Vocalenvision, the Company's operating subsidiary, Mr. Buchert waived his right to receive any portion of his accrued and unpaid management fees or other compensation. See "Employment Arrangements."

(2) Ms. Legendre was appointed Executive Vice President, Secretary and a director of the Company on October 15, 2007 and held those positions until her resignation on April 2, 2008. In 2007 the Company issued 779,000 shares of its common stock to Ms. Legendre pursuant to the terms and conditions of the Company’s 2007 Plan having an aggregate value of $62,295 calculated using the closing price of the stock on the date of issuance which was used to pay a portion of the management incentive fee due Ms. Legendre under her employment agreement with the Company. The other compensation Ms. Legendre received in 2008 represents a management incentive fee under the terms of her employment agreement with the Company. As part of the sale of Vocalenvision, the Company's operating subsidiary, Ms. Legendre waived her right to receive any portion of her accrued and unpaid management fees or other compensation.

(3) Mr. Fox was appointed Chief Executive Officer, Treasurer and Secretary of the Company in April 2008 and served in all those capacities until his resignation on October 24, 2008. The Company paid Mr. Fox $2,500 for his services in 2008 and accrued $5,000 as additional compensation which he was paid in 2009.

(4) Ms. Rosenbaum was appointed an interim officer of the Company on October 24, 2008 and became the Company's Chief Executive Officer and Chief Financial Officer on November 18, 2008. The Company accrued $10,000 for Ms. Rosenbaum's Services in 2008; which she will be paid in 2009.

(5) The Company did not issue any stock or options to its directors or officers in 2009.  Officers and directors of the Company are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company’s directors or executive officers.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer’s employment or from a change-in-control of the Company or a change in such executive officer’s responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no written employment agreements.

Compensation of Directors

For the fiscal years ended December 31, 2009 and December 31, 2008, none of the directors were compensated for their services as directors

Compensation Arrangements

In 2008, neither Mr. Fox nor Ms. Rosenbaum had a written employment agreement with the Company; however, (i) the Company accrued $7,500 of compensation for Mr. Fox and paid him $2,500 of that compensation in 2008 and the remaining $5,000 in 2009, and (ii) the Company accrued $10,000 of compensation for Ms. Rosenbaum all of which the Company will pay her in 2009.

From January 1, 2007 through and including March 31, 2008 there were employments arrangements covering Mr. Buchert and Ms. Legendre, both of which ended through expiration of their respective terms on March 31, 2008.

Claude Buchert- On January 1, 2004, TelePlus, Inc. entered into an employment agreement with Mr. Buchert for his services as chief executive officer for the supervision of all aspects of the management and operation of the business. Under this agreement, Mr. Buchert was to be paid an annual salary of $120,000, payable in arrears in equal semi-monthly payments (less applicable withholding taxes and customary deductions) during the term hereof or at such other regular periods as the employer may designate. The base compensation is to be reviewed annually by the employer and may be increased, but not decreased, from time to time in the sole discretion of employer. Such increases, if any, may be in the form of additional Base Compensation or as a bonus. In addition to the base compensation, Mr. Buchert is entitled to receive a discretionary annual bonus in an amount to be determined solely by the board of directors, or appropriate committee of the Board, and based upon the growth and performance of the business. Mr. Buchert is to receive certain additional benefits under the agreement was amended to provide Mr. Buchert has the option to receive consultant/management fees in lieu of base compensation. In this event, the Company is not to be held responsible for any applicable withholding taxes and customary deductions. On this basis, Mr. Buchert was paid management fees in the capacity as a consultant to the Company at the rate of $7,000 per month, and the Company accrued $20,000 of management fees for him in 2008.  This Agreement terminated on March 31, 2008, at the end of the initial term. As part of the sale of Vocalenvision, the Company's operating subsidiary, Mr. Buchert waived his right to receive any portion of his accrued and unpaid management fees or other compensation.

Helene Legendre- On January 1, 2004, TelePlus, Inc. entered into an employment agreement with Ms. Legendre for her services as executive vice president. Under this agreement, Ms. Legendre was to be paid an annual salary of $90,000, payable in arrears in equal semi-monthly payments (less applicable withholding taxes and customary deductions) during the term hereof or at such other regular periods as the employer may designate. The base compensation is to be reviewed annually by the employer and may be increased, but not decreased, from time to time in the sole discretion of employer. Such increases, if any, may be in the form of additional base compensation or as a bonus. In addition to the base compensation, Ms. Legendre was entitled to receive a discretionary annual bonus in an amount to be determined solely by the board of directors, or appropriate committee of the Board, and based upon the growth and performance of the business. Ms. Legendre is to receive certain additional benefits under the agreement, such as vacation and health insurance. The Company accrued $16,000 of a management fee for Ms. Legendre in 2008. This Agreement terminated automatically at the end of the initial term on March 31, 2008. As part of the sale of Vocalenvision, the Company's operating subsidiary, Ms. Legendre waived her right to receive any portion of her accrued and unpaid management fees or other compensation.

Other Compensation

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans. In addition, there are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2008

NAME AND PRINCIPAL POSITION	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#)UNEXERCISABLE	OPTIONS EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Claude C. Buchert, CEO	-0-	-0-	-0-	-0-

Helene Legrande, Exec. V.P.	-0-	-0-	-0-	-0-

Ross Nordin, CFO	26,488	-0-	0.02	5/15/2011
	105,950	-0-	0.01	12/31/2011
James W. Gibson	26,488	-0-	0.02	5/15/2011
	105,950	-0-	0.01	12/31/2011
Claude Sacroun	183,375	-0-	0.01	5/15/2011
All others	63,288	-0-	0.01	5/15/2011
	511,539

No equity awards were issued for the year ended December 31, 2009

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

The Company has 100,000,000 shares of common stock with a par value of $0.001 authorized. There were 806,644 shares of the Company' common stock issued and outstanding on December 31, 2009. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds of record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares
	(1)
Marcia Rosenbaum	250	.03%
4640 Admiralty Way
Suite 500

All directors and officers as a group (1)	250	.03%

(1) Reflects the 1 for 100 reverse split of the Company's common stock that was effective on March 6, 2009.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had employment agreements with two members of management (Mr. Buchert and Ms. Legendre) that expired on March 31, 2008 (see Item 11 for a further discussion of these agreements). As of December 31, 2008 and December31, 2007, the Company had zero and $285,732, respectively, payable to management in arrears under these agreements. Expenses related to these agreements are recorded in general and administrative expense and amounted to $36,000 and $126,727 for the years ended December 31, 2008 and December 31, 2007, respectively.

 In April 2008, the Company entered into an agreement with Vocalenvision, Inc., its wholly-owned subsidiary, and Tourizoom, Inc., pursuant to which the Company sold substantially all of the assets of Vocalenvision to Tourizoom upon the consideration and for the other terms and conditions contained in the asset purchase agreement. See Item 1 above "Business—Note concerning description of the Company's former business” and the Company’s Report on Form 8-K filed on April 4, 2008 with the SEC for details of the transaction and the underlying transaction documents. Mr. Claude Buchert and Ms. Helene Legendre, formerly Chairman of the Board and CEO, and Executive Vice President, Secretary and a director of the Company, respectively, are the stockholders of Tourizoom. As part of the asset purchase and sale transaction, Mr. Buchert and Ms. Legendre resigned their positions with the Company.

As compensation for agreeing to serve in their respective capacities as officers of the Company, the Company agreed to pay Mr. Geoffrey Fox and Ms. Marcia Rosenbaum, $7,500 and $10,000, respectively for the year ended December 31, 2008.

Director Independence

The Company does not have a nominating committee, compensation committee or executive committee of the board of directors, stock plan committee or any other committees.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Sutton Robinson Freeman & Co., P.C. ("Accountant")

	2009	2008
Audit fees	$--	$11,000,
Audit related fees	-	-
Tax fees	--	--
All other fees	-	-

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

ITEM 15 – EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

3(i)	Amended and Restated Articles of Incorporation (filed as an exhibit to that Form 8-K filed on 3-20-10 and incorporated herein by this reference)

3(ii)	Bylaws (filed as an exhibit to Form 10-SB filed on 3-13-2000 and incorporated herein by this reference)

31.1*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XXX ACQUISITION CORP.

Dated: July 18, 2011	By:	/s/ Marcia Rosenbaum
Marcia Rosenbaum, President and Chief Executive Officer (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

	Signature	Title

Date: July 18, 2011	/s/ Marcia Rosenbaum	Chief Executive Officer
	Marcia Rosenbaum	(Principal executive officer)/
Chief Financial Officer/ (Principal accounting officer)/
Director

XXX ACQUISITION CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
XXX Acquisition Corp.
New York, New York

We have audited the accompanying balance sheets of XXX Acquisition Corp. formerly known as Continan Communications, Inc. (a development stage company) (the "Company") for the years ended December 31, 2009 and 2008 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2009 and 2008, and for the period from September 16, 2002(inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XXX Acquisition Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and for the period from September 16, 2002 (inception) to December 31, 2008 in conformity with generally accepted accounting principles.

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

/s/ Sutton Robinson Freeman & Co., P.C.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
July15, 2011

XXX ACQUISITION CORP.
BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash	$--	$--
Other receivables	--	81,357

Total current assets	--	81,357

Total assets	$--	$81,357

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$177,031	213,587
Accrued interest	271,354	195,460
Notes	694,349	952,727
Total current liabilities	1,142,734	1,361,774

LONG TERM LIABILITIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value of $.001; 10,000,000 shares authorized 0 issued and outstanding
Common stock; par value of $0.001; 100,000,000 shares authorized 806,644 issued and outstanding	806	806
Additional paid in capital	6,762,559	6,362,651
Deficit accumulated during the development stage	(7,906,099)	(7,686,282)
Total shareholders' deficit	(1,142,734)	(1,280,417)
Total liabilities and shareholders' deficit	$-	$81,357

The accompanying notes are an integral part of these audited financial statements

XXX ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION TO DECEMBER 31, 2009
(A DEVELOPMENT STAGE COMPANY)

			September 16, 2002
			(Inception) to
	2009	2008	December 31, 2009
REVENUES	$--	$--	$154,239

EXPENSES:
Direct costs	--	-	402,081
Selling expenses	--	-	1,729,326
Depreciation and amortization	--	-	203,734
General and administrative expenses	62,565	270,801	4,902,791
Total expenses	(62,565)	(270,801)	7,237,932

OTHER INCOME (EXPENSES), net:
Interest expense	(75,894)	(94,052)	(488,636)
Other expense	--	--	(954)
Loss on derivative instruments	--	--	(841,821)
Loss on other receivable	(81,357)	--	(81,357)
Other income	--	--	(134,345)
Total other income (expenses), net	(157,357)	(94,052)	(1,547,113)

Loss Before Discontinued Operations	(219,816)	(283,982)	(8,630,816)

Gain From Discontinued Operations	--	728,718	728,718

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(219,816)	363,865	(7,902,098)

PROVISION FOR INCOME TAXES	--	--	4,000

NET INCOME (LOSS)	$(219,896)	$363,865	$(7906,098)

Per share data:

Net income (loss) per share - basic and diluted	(0.27)	0.84

Weighted average shares of common stock outstanding - basic	806,644	432,135

The accompanying notes are an integral part of these audited financial statements

XXX ACQUISITION CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 16, 2002
 (INCEPTION) TO DECEMBER 31, 2009
(A DEVELOPMENT STAGE COMPANY)

	Shares	Par Value	Shares	Par Value	Additional Paid In Capital	Accumulated During the Development Stage	Deficit Total Shareholders' Equit (Deficit)
Balance at December 31, 2004	3,000,000	$3,000	$--	-	$2,123,608	$(958,325)	$1,168,283
Net (loss)	-	-	--	-	--	(1,053,248)	(1,053,248)
Balance at September 30, 2005	3,000,000	3,000	--	-	2,123,608	(2,011,573)	115,035
Net (loss)	-	-	--	-	--	(305,880)	(305,880)
Balance at December 31, 2005		3,000	--	--	2,123,608	(2,317,453)	(190,845)
Reverse acquisition, May 2006		-	1,699,108	1,699	971,820	--	973,519
Stock options granted for consulting services					40,343		40,343
Stock options granted to employees					33,619		33,619
Stock options granted to management					58,273		58,273
Stock options granted for finder’s fees					37,737		37,737
Fees on reverse acquisition					(37,737)		(37,737)
Issue of common stock upon exercise of warrants			290,000	290	(290)		--
Issue of common stock for consulting service			249,500	250	548,750
Conversion of preferred stock to common stock	(3,000,000)	3,000	20,250,000	20,250	(17,250)		--
Conversion of N/P to Common stock-Rackgear Inc.			210,914	211	63,063
Conversion of A/P in the amount of $12,698 to Common stock			22,650	23	12,675		12,698
Conversion of Advances to Preferred stock - First Bridge Bank 5,510		6			550,951		550,957
Conversion of N/P to Common stock- Kurt Hiete			200,000	200	60,326		60,526
Conversion of A/P in the amount of $34,865 to common stock			35,000	35	34,830		34,865
Issue of common stock for consulting service			2,710,000	2,710	1,623,290
Stock options granted for Consulting services					48,846		48,846
Stock options granted for Consulting services					215,748		215,748
Stock options granted to Employees					93,236		93,236
Transfer to derivative liability					(307,516)	--	(307,516)
Net (loss)						(4,336,029)	(4,336,029)
Balance at December 31, 2006	5,510	$6	$25,667,172	$25,668	$6,154,322	$(6,653,482)	$(473,486)

Issuance of common stock for consulting services			65,000	65	33,085		33,150
Issuance of common stock for consulting services	80,000		804,000	804	80,326		81,130
Cancellation of conversion of A/P in the amount			(22.650)	(23)	(12,675)	--	(12,698)
Conversion of A/P and management fees in the amount			16,700,000	16,700	658,544		675,244
Cancellation of conversion of Advances in the amount	(5,510)	(6)			(550,951)	--	(550,957)
Net (loss)						(1,396,665)	(1,396,665)

Balance at December 31, 2007	-	-	43,213,522	43,214	6,362,651	(8,050,147)	(1,644,282)
Net Income						363,865	363,865

Balance at December 31, 2008			43,213,522	$43,214	$6,362,651	$(7,686,282)	(1,280,417)

Share difference from transfer agent	17	--			--
Stock issued for debt	56,786,461	56,786	201,592	--	258,378
Reverse split of 1 for 100	(99,000,000)	(99,000)	99,000	--	--
Shares issued for fractional shares	12	--	--	--	--
Contribution of capital	--	--	99,122	--	99,122
Shares returned and cancelled	(194,063)	(194)	194		--
Shares issued	695	--	--	--	--
Net loss	--	--	--	(219,817)	(219,817)

Balance at December 31, 2009	806,644	$806	$6,762,559	$(7,906,099)	(1,142,734)

The accompanying notes are an integral part of these audited financial statements

XXX ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION TO DECEMBER 31, 2009
(A DEVELOPMENT STAGE COMPANY)

	2009	2008	Period from September 16, 2002 (inception) to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(219,817)	$363,865	$(7,906,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	--	15,013	218,746
Gain from discontinued operations	--	(728,718)	(728,718)
Stock compensation for consulting services and options granted to management and employees	--	--	2,521,178
Loss on Settlement of debt	--	--	134,407
Write-off of prepaid expenses	--	--	562,678
Write-off of notes payable	--	--	(120,267)
Write-off of accounts payable	--	--	3,059
(Increase) decrease in assets:
Other receivables	81,357	--	81,357
Security deposit		--	(3,595)
Increase (decrease) in liabilities:
Accounts payable	(36,556)	128,369	770,183
Accrued liabilities	--	(300)	177,150
Accrued interest on notes payable - related party	--	6,275	93,057
Accrued interest on notes payable	75,894	95,672	319,017
Management fees	--	36,000	479,536

Net cash used in operating activities	(99,122)	(83,824)	(3,398,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for intangible assets	--		(101,369)
Payment for software development costs	--	--	(428,987)
Purchase of equipment	--	--	(24,123)

Net cash used in investing activities		--	(554,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	--		247,500
Payments on note payable-related party	--	--	(2,063)
Borrowings on notes payable - related party	--	23,417	2,427,709
Borrowings on notes payable	--	61,770	1,206,313
Payments on capital lease obligations	--	(1,363)	(25,791)
Contribution of capital	99,122	--	99,122

Net cash provided by financing activities	99,122	83,824	3,952,790

(DECREASE) INCREASE IN CASH	-	--	--

CASH, beginning of the period	-	--	--

CASH, end of the period	$-	$--	$--

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$4,000

XXX ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION TO DECEMBER 31, 2009
(A DEVELOPMENT STAGE COMPANY)
(continued)

	2009	2008	Period from September 16, 2002 (inception) to December 31, 2009
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

Furniture and equipment acquired through exchange of stock	$--	$--	$30,250

Developed software acquired through exchange of stock	$--	$--	$165,000

Conversion of notes payable and accrued interest into common stock	$--	$--	$2,281,515

Conversion of A/P into common stock	$--	$-	$689,407

Cancellation of conversion of A/P	$--	$-	$12,698

Purchase of equipment through capital leases	$--	$--	$29,843

Stock issued for consulting services	$--	$--	$82,000

Issue of common stock upon exercise of warrants	$--	$--	$5,800

The accompanying notes are an integral part of these audited financial statements

XXX ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
 (A DEVELOPMENT STAGE COMPANY)

NOTE 1 – ORGANIZATION

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

In May 2006, Texxon and the shareholders of TelePlus completed a Share Exchange Agreement whereas the Company acquired all of the outstanding capital stock of TelePlus from the TelePlus shareholders in exchange for 3,000,000 shares of voting convertible preferred stock convertible into 81,000,000 shares of Company common stock. This transaction constituted a change of control of the Company whereby the majority of the shares of Texxon are now owed by the shareholders of TelePlus. The accounting for this transaction is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. As a result, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer TelePlus. The historical financial statements will be those of TelePlus. On November 22, 2006, Texxon, the Oklahoma Corporation, for the sole purpose of re-domestication in Nevada, filed Articles of Merger with the Secretaries of state of the states of Oklahoma and Nevada pursuant to which Texxon, the Oklahoma Corporation, was merged with and into Texxon, Inc., a Nevada corporation, with the Nevada Corporation remaining as the surviving entity. Immediately following the merger, the Nevada Company changed its name to Continan Communications, Inc. and its articles of incorporation were amended such that the number of common stock and preferred stock is increased from 45,000,000 to 100,000,000 and from 5,000,000 to 10,000,000, respectively. On December 1, 2006, the Company executed a 1 for 20 reverse stock split of all its issued and outstanding shares of common stock. Additionally, all convertible preferred stocks were converted into 20,250,000 shares of common stock. On March 6, 2009 the Company declared a 1 for 100 reverse stock split and on March 11, 2009 the Company changed its name to XXX Acquisition Corp. (the "Company")

NOTE 2 – BASIS OF PRESENTATION

The accompanying audited financial statements of XXX Acquisition, Corp. (“XXX”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange CommissionIn the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

NOTE 3 – GOING CONCERN CONSIDERATIONS

As shown in the accompanying audited financial statements, the Company has incurred a net loss of $219,869 for year ended December 31, 2009.  As of December 31, 2009, the Company reported an accumulated deficit of $7,906,099.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Revenue is recognized upon completion of the service and or shipment of a product. The Company has not recognized any revenues from its operations in the years ended December 31, 2009 and 2008.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 6 – RELATED PARTY TRANSACTION

The Company had employment agreements with two members of management that terminated on March 31, 2008. As of December 31, 2009 and December 1, 2008, the Company had $0 and $0, respectively, payable to management under these agreements. Expenses related to these agreements were recorded in general and administrative expense and amounted to zero and $36,000 for the periods ended December 31, 2009 and December 31, 2008, respectively.

NOTE 7 – NOTE PAYABLE

The Company issued a promissory note to First Bridge Capital Inc., on January 20, 2007 with interest accruing at 10%. The principal along with the accrued interest was due on or before December 31, 2007 or on the date the Company receives proceeds from the public offering of its shares, whichever is earlier.  The Company converted $258,378 of debt to 56,786,461 shares of common stock. As neither has occurred the note is in default with the outstanding balance of the note payable as of December 31, 2009 with a principal balance of $ 649,349 plus accrued interest of $271,354 for a total amount of $920,703.  (See Note: 8 – Equity)

NOTE 8 – EQUITY

In March, 2009 the Company converted $258,378 of debt to 56,786,461 shares of common stock. Subsequently during the same period the Company declared a reverse split in which each shareholder of 100 old shares received in exchange one new share of the Company. In addition the Company retired 194,062 shares of common stock. As a result of the reverse split and its rounding of shares and the retirement of shares, the total outstanding shares of common stock, as of December 31, 2009, are 806,644.(See Note 7: - Note Payable)

NOTE 9 – INCOME TAX

At December 31, 2009 and 2008, the Company had a federal operating loss carryforward of approximately $219,816 and zero, respectively, which expires in varying amounts between 2029 and 2028.  The Company did not record any tax loss carryforward in 2008 due to the sale of the Company’s business.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$219,816	$--
Total deferred tax assets	76,936	--
Less: Valuation Allowance	(76,936)	--

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2009and 2008 was $76,936 and zero, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009, recorded a full valuation allowance.

NOTE 10 – STOCK OPTIONS AND WARRANTS

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

A summary of the status of, and changes in, the Company's stock option plan as of and for the year ended December 31, 2009 is presented below for all stock options issued to employees and non-employees.

	Weighted Common Stock Warrants	Average Common Stock Options	Exercise Price
Outstanding at Beginning of Year	511,539	1,239,851	$0.68
Granted	-	--	--
Forfeited	--	--	--
Exercised	--	-	--
Outstanding at End of Period	511,539	1,239,851	$0.68
Exercisable at End of Period	511,539	1,062,976

NOTE 11 – SALE OF OPERATIONS

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

NOTE 12 – AGREEMENTS

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

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to the period ending September 30, 2009, all options and warrants with the exclusion of those dated to expire as of October 15, 2011 and December 31, 2011 have expired either due to the expiration date or the termination of the employee.