Form 10-Q
period 2010-03-31
XXX Acquisition Corp.
filed 2011-07-21
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

As of July 19, 2011 the Registrant had 806,644 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS.

XXX ACQUISITION CORP.
BALANCE SHEET

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$--	$--
Other receivable	--	--

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	177,031	177,031
Accrued interest	288,713	271,354
Notes payable	694,349	694,349

Total Current Liabilities	1,160,093	1,142,734

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; authorized 100,000,000 shares, issued and outstanding,806,644 and 806,644 shares, respectively	806	806
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding; none	--	--
Additional paid-in capital	6,762,559	6,762,559
Retained earnings (deficit)	(7,923,458)	(7,906,098)

Total Stockholders’ Deficit	(1,160,093)	(1,142,734)

Total liabilities and stockholders’ equity (deficit)	$--	$--

The accompanying notes are an integral part of the unaudited financial statements

XXX ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March		September 16, 2002 (inception) to March 31,
	2010	2009	2010
Revenue	$--	$--	$54,229

Direct cost	--	--	402,081
Selling expense	--	--	1,729,326
Depreciation	--	--	203,734
General, and Administrative expenses	--	62,565	4,902,791

Operating loss	--	(62,565)	7,083,703

Other income (expense)
Other income	--	--	(134,345)
Interest expense	(17,359)	(23,819)	(505,995)
Loss on derivative instruments.	--	--	(841,821
Other expense	--	--	(954)
Loss on other receivable	--	--	(81,357)
Total other income(expense)	(17,359)	(23.819)	(1,564,472)

Loss before discontinued operations	(17,359)	(86,384)	(8,648,175)

Gain from discontinued operations	--	--	728,718
Provision for tax		4,000	(4,000)
Net income(loss)	$(17,359)	$(86,346)	(7,923,457)

Basic loss per common share	$(0.02)	$(0.30)

Weighted Average Number of Common Shares used to Compute net loss per Weighted Average Share	806,644	432,135

The accompanying notes are an integral part of the unaudited financial statements

XXX ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
			Period from September 16,
	Three Months Ended March 31,		2002 (inception) to March 31,
	2010	2009	2010
Operating Activities
Net Income (Loss) Before Extraordinary Item	$(17,359)	$(86,384)	(7,923,458)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	--	--	218,746
Stock for service	--	--	2,521,178
(Gain) loss on discontinued operations	--	--	(728,718)
Loss on debt settlement	--	--	134,407
Write-off of prepaid expense	--	--	562,678
Write-off of other asset	--	-	81,357
Write-off of notes payable	--	--	(120,267)
Write-off of accounts payable	--	--	3,059
Change is operating assets and liabilities
Security deposit	--	--	(3,595)
Other receivable	--	--	81,357
Accounts payable	--	--	770,182
Accrued liabilities	--	--	177,150
Accrued interest-related party	--	--	93,057
Accrued Interest	17,359	17,359	336,376
Management fee	--	--	479,536

Net Cash Used by Operating Activities	--	--	(3,398,311)

Investing Activities:
Payment intangible assets	--	--	(101,369)
Payment for software development	--	--	(428,987)
Purchase of equipment	--	--	(24,123)

Net Cash Required by Investing Activities	--	--	(554,479)

Financing Activities:
Notes payable-related party	--	--	2,427,709
Payments on notes payable-related party	--	--	(2.063)
Stock sold for cash	--	--	247,500
Borrowing on notes payable	--	--	1,206,313
Capital contribution on reversal of common stock	--	--	99,122
Payment on capital lease obligation	--	--	(25,791)

Net Cash Provided by Financing Activities	--	--	3,952,790

Increase (Decrease) in Cash and Cash Equivalents	--	--

Cash and Cash Equivalents at Beginning Of Period	--	--

Cash and Cash Equivalents at End of Period	$0	0

Supplemental schedules of cash flow information:
Interest paid	--	--
Income Taxes paid	--	--	$4,000

Supplemental disclosure of Nonmonetary Transactions

Furniture and Equipment acquired with stock	--	--	$30,250
Development software acquired with stock	--	--	$16,500
Stock issued for payment of debt	--	258,378	$2,539,893
Common stock issued for accounts payable	--	--	$68,940
Cancellation of accounts payable	--	--	$12,698
Purchase of equipment through capital lease	--	--	$29,843
Common stock issued for consulting services	--	--	$82,000
Common stock issued upon exercise of warrants	--	--	$5,800

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

The accompanying unaudited interim consolidated financial statements of XXX Acquisition, Corp. (“XXX”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in XXX’s December 31, 2009 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2009 as reported on Form 10-K, have been omitted.

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $17,359 for the three months ending March 31, 2010.  As of March 31, 2010, the Company reported an accumulated deficit of $7,923,458.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of March 31, 2010, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 6:  RELATED PARTY TRANSACTION

NOTE 7:  NOTE PAYABLE

The Company issued a promissory note to First Bridge Capital Inc., on January 20, 2007 with interest accruing at 10%. The principal along with the accrued interest was due on or before December 31, 2007 or on the date the Company receives proceeds from the public offering of its shares, whichever is earlier.  During the period ending March 31, 2009 the Company converted $258,378 of debt to 56,786,461 shares of common stock. As neither has occurred, the note is in default with the outstanding balance of the note payable as of March 31, 2010 with a principal balance of $ 649,349 plus accrued interest of $288,713for a total amount of $983,062.  (See Note: 8 – Equity)

NOTE 8:  EQUITY

In March, 2009 the Company converted $258,378 of debt to 56,786,461 shares of common stock. Subsequently during the same period the Company declared a reverse split in which each shareholder of 100 old shares received in exchange one new share of the Company. In addition the Company retired 194,062 shares of common stock. As a result of the reverse split and its rounding of shares and the retirement of shares, the total outstanding shares of common stock, as of March 31, 2010, are 806,644.(See Note 7: - Note Payable)

NOTE 9:  STOCK OPTIONS AND WARRANTS

(a) In January 2004, the Company granted an option to purchase 152,813 (3,056,250 pre reverse split) restricted shares of common stock, exercisable at $1.00 ($0.05 pre-split) per share, to a non-employee; this option vested in April 2004. This option expired in January 2010 and was not valued at grant date. Because the Company did not have sufficient shares authorized to issue if the option was exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at December 31, 2006 using the Black-Scholes model and determined that the value of this option was $136,431. Accordingly, the Company recognized a loss on the change in fair value of derivative instruments of $136,431 and increased the liability due as of December 31, 2006 to $136,431. The factors used for the Black Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.05 per share; and an estimated life of 4.25 years.

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

(c) In September 2005, the Company granted an option to purchase 40,750 (815,000 pre reverse split) restricted shares of common stock, exercisable at $0.02 ($0.001 per reverse split) per share, to a non-employee; this option expired on January 15, 2010. The option was granted in exchange for consulting services valued at $40,000. The Company has recorded consulting expense in this amount to reflect the value of these options for the year ended December 31, 2005. Because the Company did not have sufficient shares authorized to issue if the option was exercised, this amount was recorded as a derivative and classified on the balance sheet as a liability for derivative instruments. The Company revalued this option at December 31, 2006 using the Black-Scholes model and determined that the value of this option was $38,305. Accordingly, the Company recognized a gain on the change in fair value of derivative instruments of $1,695 and reduced their liability due as of December 31, 2006 to $38,305. The factors used for the Black-Scholes model were a market price of $0.05 per share; volatility of 150%; risk free interest rate of 6%; exercise price of $0.001 per share; and an estimated life of 3.5 years.

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

A summary of the status of, and changes in, the Company's stock option plan as of and for the year ended December 31, 2009is presented below for all stock options issued to employees and non-employees.

	Weighted	Average
	Common Stock	Common Stock	Exercise
	Warrants	Options	Price
Outstanding at Beginning of Year	511,539	1,239,851	$0.68
Granted	--	--	--
Forfeited	--	--	--
Exercised	--	-	--
Outstanding at End of Period	511,539	1,239,851	$0.68
Exercisable at End of Period	511,539	1,062,976

NOTE 11:  GREEMENTS

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

NOTE 12: SUBSEQUENT EVENTS

Subsequent to the period ending March 31, 2010, all options and warrants with the exclusion of those dated to expire as of October 15, 2011 and December 31, 2011 have expired either due to the expiration date or the termination of the employee.

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

RESULTS OF OPERATIONS

During the three month periods ending March 31, 2010 and 2009 the Company had no revenues.  General and Administrative expense was zero for the three months ending March 31, 2010 compared to $62,565 for the same periods in 2009.  Interest expense was $ 17,359 for the three months periods ending March 31, 2010 compared to $23,819 for the same period in 2009. Net loss of the three month period was $17,359, for March 31, 2010 compared to $86,384 for the same periods in 2009.  The loss was a result of no revenue and during both 2010 and 2009 along with administrative expenses in 2009 and interest cost during both time periods.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, the Company had no assets and current liabilities of $1,160,093, resulting in working capital deficit of $1,160,093.  Shareholders' deficit as of March 31, 2010 was $1,160,093. There exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Net cash used in operations for the period ending March 31, 2010 was zero compared to cash used of $99,122 for the same period in 2009. Net cash used in investing activities for the period ending March 31, 2010 was zero as well as for the same period in 2009. Net cash provided by financing activities during the period ended March 31, 2010 was zero compared to $99,122 in the same period in 2009.

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

EMPLOYEES

As of March 31, 2010 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended March 31, 2010.

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

ITEM 1:   LEGAL PROCEEDINGS

None

ITEM 1A:  RISK FACTORS:

There have been no material changes to XXX’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2009

ITEM 2: CHANGES IN SECURITIES

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

None

Exhibits

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XXX ACQUISITION CORP.

Dated: July 20, 2011	By: /s/ Marcia Rosenbaum
Marcia Rosenbaum

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Marcia Rosenbaurn, (filed herewith).
32	Section 1350 Certification of Marcia Rosenbaurn, (filed herewith).