Form 10-K
period 2010-12-31
XXX Acquisition Corp.
filed 2011-07-21
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-13187

XXX ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	73-1554122
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11 East 44th Street-19th Floor, New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of July 18, 2011 was 806,644. The aggregate number of shares of the voting stock held by non-affiliates on July 18, 2011 was 806,394. The market value of these shares, on July 18, 2011 was zero.  For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

Business of the Company

XXX Acquisition Corp. (until March 11, 2010 Continan Communications, Inc. and from March 11, 2010 to April 8, 2010 Consorteum Holdings, Inc. and hereinafter “Company") was originally incorporated on October 6, 1998, under the laws of the State of Oklahoma as Texxon, Inc. ("Texxon"). The Company was organized to obtain and exploit a license agreement covering a platinum extraction process invented by Russell Twiford. The process was one to extract platinum from mineralized water using a series of electro-chemical steps. The license was obtained from Mr. Twiford on February 22, 2001. Thereafter, however, the Company experienced difficulty attracting the capital necessary to exploit the license. While retaining the license, on October 16, 2003 the Company sold the majority of its manufacturing equipment to a company owned by Mr. Twiford. The Company ceased all process enhancements and focused its efforts on raising capital. The Company's business plan at that point was to obtain the necessary funding to outsource the process enhancement to an independent laboratory that would finalize the process.

ITEM 1 – RISK FACTOR

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2009
	HIGH	LOW

Quarter Ended December 31, 2009	NA	NA
Quarter Ended September 30, 2009	NA	NA
Quarter Ended June 30, 2009	NA	NA
Quarter Ended March 31, 2009	NA	NA

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2010
	HIGH	LOW

Quarter Ended December 31, 2010	NA	NA
Quarter Ended September 30, 2010	NA	NA
Quarter Ended June 30, 2010	NA	NA
Quarter Ended March 31, 2009	NA	NA

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

Accordingly, the discussion below is divided into two parts: the first presents a plan of operation for the Company in light of its status after the closing of the sale of assets transaction. The second is a historical comparison of the operations of the Company in 2010 as compared with 2009. With regard to the latter, it must be understood that the Company is no longer engaged in this business, and that the information is presented for disclosure compliance purposes only.

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

Results of Operations

(a) Revenues.

Revenues were zero for the year ended December 31, 2010 and 2009.

(b) General and Administrative Expenses.

General and administrative expenses was zero for the year ended December 31, 2010 compared to $62,565 for the year ended December 31, 2009, a decrease of $62,565. The decrease in expenses was primarily due no activity in the Company and the only expense during the year was accrued interest.

(c) Other income (expenses).

The Company realized total other expense of $69,435 for the year ended December 31, 2010 compared to total other expense of $157,251 for the year ended December 31, 2009, an increase of $63,199. The primary components of other expense for the year ended December 31, 2010 was interest expense.

(d) Net gain (loss).

The net loss was $219,816 for the year ended December 31, 2009 compared to a loss of $69,435 for the year ended December 31, 2010. The loss in 2010 was attributable to interest expense and in 2009 to interest expense plus general and administrative plus the write down of a receivable.

OPERATING ACTIVITIES

Net cash used in operating activities was zero and $99,122 for the years ended December 31, 2010 and 2009, respectively.

INVESTING ACTIVITIES

Net cash used in investing activities was zero for both years ended December31, 2010 and 2009.

FINANCING ACTIVITIES

Net cash provided from financing activities was zero in the year ended December 31, 2010 and $99,122 for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, the Company had no current assets and current liabilities of $1,212,169, resulting in a working capital deficit of $1,212,169.  As a development stage company that began operations in 2002, the Company has incurred $7,975,534 in cumulative total losses from inception through December 31, 2010.

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's independent registered public accounting firm's audit report included in this Form 10-K include explanatory paragraphs regarding the Company's ability to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

NONE

DERIVATIVE LIABILITIES

During the year ended December 31, 2010, the Company did not issue warrants and options. During the period up until the recapitalization performed on December 1, 2006, the Company did not have sufficient authorized shares in order to issue these options should they be exercised. Because of the lack of authorized shares, the Company therefore needed to follow derivative accounting rules for its accounting of options and warrants.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The principal executive officer and sole director of the Company is as follows:

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

The Director and Officer of the Company will devote her time to the Company’s affairs on an “as needed” basis. As a result, the actual amount of time which each will devote to the Company’s affairs is unknown and is likely to vary substantially from month to month.

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

Ms. Rosenbaum, age 48, has served as an independent director of the Company since May 2005, and as the Company's Chief Executive Officer and Chief Financial Officer since November 2008. From 1999 to the present, she has been an independent investment banker, specializing in the field of biotechnology. She earned both a Bachelor of Science degree in biology and chemistry, and a Master’s of Science degree in microbiology, both from the University of Texas at El Paso. She also earned her First Level Medical degree in General Medicine from The Technical University in Aachen, Germany.

There are no material proceedings to which any of the above persons or any of their associates is a party adverse to the Company, nor do any of the above persons hold any material interest adverse to the Company.

Conflict of Interest

The Officer and Director of the Company will not devote most of her time to the Company and there may be occasions when the time requirements of the Company’s business conflict with the demands of her other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. See “Risk Factors”

There is no procedure in place which would allow the Officer and Director to resolve potential conflicts in an arms-length fashion. Accordingly, she will be required to use their discretion to resolve them in a manner which they consider appropriate.

The Company’s Officer and Director may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company’s Officer and Director which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s Officer and Director to acquire her shares, creating a potential conflict of interest in satisfying the fiduciary duties to the Company. Even though such a sale could result in a substantial profit, she would be legally required to make the decision based upon the best interests of the Company and the Company’s other shareholders.

ITEM 11 – EXECUTIVE COMPENSATION

During fiscal year ending December 31, 2010   the officer or director did not received compensation from the Company.

The following tables sets for the compensation for all officers and directors during the past three years:

Directors and Officers Compensation

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities underlying options/ SARs (#)	LTIP payouts ($)	All other compensation ($)
Marcia Rosenbaum	2010	-	-	-	-	-	-	-
CEO,CFO(4)	2009	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	10,000
Claude Buchert	2010	-	-	-	-	-	-	-
CEO(1)	2009	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	20,000
Helene Legendre,	2010	-	-	-	-	-	-	-
EVP (2)	2009	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	16,000
Geoffrey Fox,	2010							-
CEO(3)	2009							-
	2008							7,500

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

(3) Mr. Fox was appointed Chief Executive Officer, Treasurer and Secretary of the Company in April 2008 and served in all those capacities until his resignation on October 24, 2008. The Company paid Mr. Fox $2,500 for his services in 2008 and accrued $5,000 as additional compensation which he was paid in 2010.

(4) Ms. Rosenbaum was appointed an interim officer of the Company on October 24, 2008 and became the Company's Chief Executive Officer and Chief Financial Officer on November 18, 2008. The Company accrued $10,000 for Ms. Rosenbaum's Services in 2008; which she will be paid in 2010.

(5) The Company did not issue any stock or options to its directors or officers in 2010.  Officers and directors of the Company are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

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

Compensation of Directors

For the fiscal years ended December 31, 2010 and December 31, 2009, none of the directors were compensated for their services as directors

Compensation Arrangements

In 2008, neither Mr. Fox nor Ms. Rosenbaum had a written employment agreement with the Company; however, (i) the Company accrued $7,500 of compensation for Mr. Fox and paid him $2,500 of that compensation in 2008 and the remaining $5,000 in 2010, and (ii) the Company accrued $10,000 of compensation for Ms. Rosenbaum all of which the Company will pay her in 2010.

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

Other Compensation

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans. In addition, there are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s)to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

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
	511,539

No equity awards were issued for the year ended December 31, 2010

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

The Company has 100,000,000 shares of common stock with a par value of $0.001 authorized. There were 806,644 shares of the Company' common stock issued and outstanding on December 31, 2010. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds of record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares
	(1)
Marcia Rosenbaum	250	.03%
4640 Admiralty Way
Suite 500

All directors and officers as a group (1)	250	.03%

(1) Reflects the 1 for 100 reverse split of the Company's common stock that was effective on March 6, 2010.

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

	2010	2009
Audit fees	$--	$--
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--

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

XXX ACQUISITION CORP.

Dated: July 21, 2011	By:	/s/ Marcia Rosenbaum
Marcia Rosenbaum, President and Chief Executive Officer (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:
	Signature	Title

Date: July 21, 2011	/s/ Marcia Rosenbaum	Chief Executive Officer
	Marcia Rosenbaum	(Principal executive officer)/
Chief Financial Officer/ (Principal accounting officer)/
Director

XXX ACQUISITION CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
XXX Acquisition Corp.
New York, New York

We have audited the accompanying balance sheets of XXX Acquisition Corp. formerly known as Continan Communications, Inc. (a development stage company)(the "Company")for the years ended December 31, 2010 and 2008 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2010 and 2008, and for the period from September 16, 2002(inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XXX Acquisition Corp. as of December 31, 2010 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2010 and for the period from September 16, 2002 (inception) to December 31, 2008 in conformity with generally accepted accounting principles.

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

/s/ Sutton Robinson Freeman & Co., P.C.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
July 20, 2011

XXX ACQUISITION CORP.
BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	December 31. 2010	December 31. 2009
ASSETS
CURRENT ASSETS:

Total assets	$--	$--

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$177,031	177,031
Accrued interest	340,789	271,354
Notes	694,349	694,349

Total current liabilities	1,212,169	1,142,734

LONG TERM LIABILITIES	1,212,169	1,142,734

SHAREHOLDERS' DEFICIT
Preferred stock, par value of $.001; 10,000,000 shares authorized 0 issued and outstanding
Common stock; par value of $0.001; 100,000,000 shares authorized 806,644 issued and outstanding	806	806
Additional paid in capital	6,762,559	6,362,651
Deficit accumulated during the development stage	(7,975,534)	(7,906,098)
Total shareholders' deficit	(1,212,169)	(1,142,734)
Total liabilities and shareholders' deficit	$-	$--

The accompanying notes are an integral part of these audited financial statements

XXX ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010
(A DEVELOPMENT STAGE COMPANY)

			September 16, 2002
			(Inception) to
	2010	2009	December 31, 2010
REVENUES	$--	$--	$154,239

EXPENSES:
Direct costs	--	-	402,081
Selling expenses	--	-	1,729,326
Depreciation and amortization	--	-	203,734
General and administrative expenses	--	62,565	4,902,791
Total expenses	--	(62,565)	7,237,932

OTHER INCOME (EXPENSES), net:
Interest expense	(69,435)	(75,894)	(558,071)
Other expense	--	--	(954)
Loss on derivative instruments	--	--	(841,821)
Loss on other receivable	--	(81,357)	(81,357)
Other income	--	--	(134,345)
Total other income (expenses), net	(69,435)	(157,357)	(1,616,548)

Loss Before Discontinued Operations	(69,435)	(219,816)	(8,630,816)

Gain From Discontinued Operations	--	--	728,718

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	(69,435)	(219,816)	(7,971,533)

PROVISION FOR INCOME TAXES	--	--	4,000

NET INCOME (LOSS)	$(69,435)	$(219,816)	$(7,975,533)

Per share data:

Net income (loss) per share - basic and diluted	(0.09)	(0.27)

Weighted average shares of common stock outstanding - basic	806,644	432,135

The accompanying notes are an integral part of these audited financial statements

XXX ACQUISITION CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 16, 2002
 (INCEPTION) TO DECEMBER 31, 2010
(A DEVELOPMENT STAGE COMPANY)

	Shares	Par Value	Shares	Par Value	Additional Paid In Capital	Accumulated During the Development Stage	Deficit Total Shareholders' Equit (Deficit)
Balance at December 31, 2004	3,000,000	$3,000	$--	-	$2,123,608	$(958,325)	$1,168,283
Net (loss)	-	-	--	-	--	(1,053,248)	(1,053,248)
Balance at September 30, 2005	3,000,000	3,000	--	-	2,123,608	(2,011,573)	115,035
Net (loss)	-	-	--	-	--	(305,880)	(305,880)
Balance at December 31, 2005		3,000	--	--	2,123,608	(2,317,453)	(190,845)
Reverse acquisition, May 2006		-	1,699,108	1,699	971,820	--	973,519
Stock options granted for consulting services					40,343		40,343
Stock options granted to employees					33,619		33,619
Stock options granted to management					58,273		58,273
Stock options granted for finder’s fees					37,737		37,737
Fees on reverse acquisition					(37,737)		(37,737)
Issue of common stock upon exercise of warrants			290,000	290	(290)		--
Issue of common stock for consulting service			249,500	250	548,750
Conversion of preferred stock to common stock	(3,000,000)	3,000	20,250,000	20,250	(17,250)		--
Conversion of N/P to Common stock-Rackgear Inc.			210,914	211	63,063
Conversion of A/P in the amount of $12,698 to Common stock			22,650	23	12,675		12,698
Conversion of Advances to Preferred stock - First Bridge Bank 5,510		6			550,951		550,957
Conversion of N/P to Common stock- Kurt Hiete			200,000	200	60,326		60,526
Conversion of A/P in the amount of $34,865 to common stock			35,000	35	34,830		34,865
Issue of common stock for consulting service			2,710,000	2,710	1,623,290
Stock options granted for Consulting services					48,846		48,846
Stock options granted for Consulting services					215,748		215,748
Stock options granted to Employees					93,236		93,236
Transfer to derivative liability					(307,516)	--	(307,516)
Net (loss)						(4,336,029)	(4,336,029)
Balance at December 31, 2006	5,510	$6	$25,667,172	$25,668	$6,154,322	$(6,653,482)	$(473,486)

Issuance of common stock for consulting services			65,000	65	33,085		33,150
Issuance of common stock for consulting services	80,000		804,000	804	80,326		81,130
Cancellation of conversion of A/P in the amount			(22.650)	(23)	(12,675)	--	(12,698)
Conversion of A/P and management fees in the amount			16,700,000	16,700	658,544		675,244
Cancellation of conversion of Advances in the amount	(5,510)	(6)			(550,951)	--	(550,957)
Net (loss)						(1,396,665)	(1,396,665)

Balance at December 31, 2007	-	-	43,213,522	43,214	6,362,651	(8,050,147)	(1,644,282)
Net Income						363,865	363,865

Balance at December 31, 2008			43,213,522	$43,214	$6,362,651	$(7,686,282)	(1,280,417)

Share difference from transfer agent	17	--			--
Stock issued for debt	56,786,461	56,786	201,592	--	258,378
Reverse split of 1 for 100	(99,000,000)	(99,000)	99,000	--	--
Shares issued for fractional shares	12	--	--	--	--
Contribution of capital	--	--	99,122	--	99,122
Shares returned and cancelled	(194,063)	(194)	194		--
Shares issued	695	--	--	--	--
Net loss	--	--	--	(219,817)	(219,817)

Balance at December 31, 2009	806,644	$806	$6,762,559	$(7,906,099)	(1,142,734)

Net				(69,435)	(69,435)

Balance at December 31, 2010	806,644	$806	$6,762,559	$(7,975,533)	$(1,212,169)

The accompanying notes are an integral part of these audited financial statements

XXX ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010
(A DEVELOPMENT STAGE COMPANY)

	2010	2009	Period from September 16, 2002 (inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(69,435)	$(219,817)	$(7,975,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	--	--	218,746
Gain from discontinued operations	--	--	(728,718)
Stock compensation for consulting services and options granted to management and employees	--	--	2,521,178
Loss on Settlement of debt	--	--	134,407
Write-off of prepaid expenses	--	--	562,678
Write-off of notes payable	--	--	(120,267)
Write-off of accounts payable	--	--	3,059
(Increase) decrease in assets:
Other receivables	--	81,357	81,357
Security deposit		--	(3,595)
Increase (decrease) in liabilities:
Accounts payable	--	(36,556)	770,183
Accrued liabilities	--	--	177,150
Accrued interest on notes payable - related party	--	--	93,057
Accrued interest on notes payable	69,435	75,894	388,452
Management fees	--	36,000	479,536

Net cash used in operating activities	--	(99,122)	(3,398,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for intangible assets	--		(101,369)
Payment for software development costs	--	--	(428,987)
Purchase of equipment	--	--	(24,123)

Net cash used in investing activities		--	(554,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	--		247,500
Payments on note payable-related party	--	--	(2,063)
Borrowings on notes payable - related party	--	--	2,427,709
Borrowings on notes payable	--	--	1,206,313
Payments on capital lease obligations	--	--	(25,791)
Contribution of capital	--	99,122	99,122

Net cash provided by financing activities	--	99,122	3,952,790

(DECREASE) INCREASE IN CASH	-	--	--

CASH, beginning of the period	-	--	--

CASH, end of the period	$-	$--	$--

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$4,000

XXX ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010
(A DEVELOPMENT STAGE COMPANY)
(continued)

	2010	2009	Period from September 16, 2002 (inception) to December 31, 2010
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

Furniture and equipment acquired through exchange of stock	$--	$--	$30,250

Developed software acquired through exchange of stock	$--	$--	$165,000

Conversion of notes payable and accrued interest into common stock	$--	$--	$2,281,515

Conversion of A/P into common stock	$--	$-	$689,407

Cancellation of conversion of A/P	$--	$-	$12,698

Purchase of equipment through capital leases	$--	$--	$29,843

Stock issued for consulting services	$--	$--	$82,000

Issue of common stock upon exercise of warrants	$--	$--	$5,800

The accompanying notes are an integral part of these audited financial statements

XXX ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
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

The accompanying audited financial statements of XXX Acquisition, Corp. (“XXX”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for years presented have been reflected herein.

NOTE 3 – GOING CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has incurred a net loss of $69,435 for year ended December 31, 2010.  As of December 31, 2010, the Company reported an accumulated deficit of $7,975,534.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue Recognition

Revenue is recognized upon completion of the service and or shipment of a product. The Company has not recognized any revenues from its operations in the years ended December 31, 2010 and 2009.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2009, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This ASU is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2009-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In February 2010, FASB issued ASU No. 2009-09, “Subsequent Events” (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2009-09”). ASU 2009-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2009-09 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of ASU 2009-09 to have a material impact on its unaudited interim results of operations or financial position.

In January 2009, the FASB issued ASU No. 2009-06, “Improving Disclosures about Fair Value Measurements” (ASU 2009-06) (codified within ASC 820 Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2009-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2009, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's unaudited interim financial position, results of operations, cash flows or related disclosures.

NOTE 6 – NOTE PAYABLE

The Company issued a promissory note to First Bridge Capital Inc., on January 20, 2007 with interest accruing at 10%. The principal along with the accrued interest was due on or before December 31, 2007 or on the date the Company receives proceeds from the public offering of its shares, whichever is earlier.  The Company converted $258,378 of debt to 56,786,461 shares of common stock. As neither has occurred the note is in default with the outstanding balance of the note payable as of December 31, 2010 with a principal balance of $ 649,349 plus accrued interest of $340,789 for a total amount of $1,035,138.  (See Note: 7 – Equity)

NOTE 7 – EQUITY

In March, 2009 the Company converted $258,378 of debt to 56,786,461 shares of common stock. Subsequently during the same period the Company declared a reverse split in which each shareholder of 100 old shares received in exchange one new share of the Company. In addition the Company retired 194,062 shares of common stock. As a result of the reverse split and its rounding of shares and the retirement of shares, the total outstanding shares of common stock, as of December 31, 2010, are 806,644.(See Note 6: - Note Payable)

NOTE 8- INCOME TAX

At December 31, 2010 and 2009, the Company had a federal operating loss carryforward of approximately $289,251 and $219,816, respectively, which expires in varying amounts between 2030 and 2029.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$289,251	$219,816
Total deferred tax assets	101,238	76,936
Less: Valuation Allowance	(101,238)	(76,936)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $101,238 and $76,936, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and 2009, accordingly, recorded a full valuation allowance.

NOTE 9 – STOCK OPTIONS AND WARRANTS

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

A summary of the status of, and changes in, the Company's stock option plan as of and for the year ended December 31, 2010 is presented below for all stock options issued to employees and non-employees.

	Weighted Common Stock Warrants	Average Common Stock Options	Exercise Price
Outstanding at Beginning of Year	--	3,365	$0.68
Granted	-	--	--
Forfeited	--	--	--
Exercised	--	-	--
Outstanding at End of Period	--	3,365	$0.68
Exercisable at End of Period	--	3,365

NOTE 10 – AGREEMENTS

On March 6, 2009 the Company entered into a binding letter of intent with Consorteum, Inc., a corporation organized under the laws of the Province of Ontario ("Consorteum"), pursuant to which Consorteum, all of its stockholders and the Company agreed to an exchange offer under which Consorteum would become a wholly-owned operating subsidiary of the Company. The letter of intent was terminated by mutual agreement on April 8, 2010.

On March 6, 2010 the Company declared a 1 for 100 reverse stock split of all of its issued and outstanding shares of Common Stock. On March 11, 2010 the Company changed its name to Consorteum Holdings, Inc., and as a result of the termination of the letter of intent relinquished the name "Consorteum Holdings, Inc." and changed its name to XXX Acquisition Corp. on April 8, 2010.

NOTE 11 – SUBSEQUENT EVENT

Subsequent to the period ending December 31, 2010, all options and warrants with the exclusion of those dated to expire as of October 15, 2011 and December 31, 2011 have expired either due to the expiration date or the termination of the employee.