Form 10-K/A
period 2010-12-31
XXX Acquisition Corp.
filed 2011-07-21
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment-1

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

XXX ACQUISITION CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
XXX Acquisition Corp.
New York, New York

We have audited the accompanying balance sheets of XXX Acquisition Corp. formerly known as Continan Communications, Inc. (a development stage company) (the "Company") for the years ended December 31, 2010 and 2009 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2010 and 2009 , and for the period from September 16, 2002 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  XXX Acquisition Corp. as of December 31, 2010 and 2009 , and the results of its operations and its cash flows for the years ended December 31, 2010 and for the period from September 16, 2002 (inception) to December 31, 2010 in conformity with generally accepted accounting principles.

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