Form 10-Q
period 2011-03-31
XXX Acquisition Corp.
filed 2011-07-22
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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

As of July  22, 2011 the Registrant had 806,644 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS.

XXX ACQUISITION CORP.
BALANCE SHEET

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$--	$--
Other receivable	--	--

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	177,031	177,031
Accrued interest	358,148	340,789
Notes payable	694,349	694,349

Total Current Liabilities	1,229,528	1,212,169

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; authorized 100,000,000 shares, issued and outstanding,806,644, respectively	806	806
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding; none	--	--
Additional paid-in capital	6,762,559	6,762,559
Retained earnings (deficit)	(7,992,893)	(7,975,534)

Total Stockholders’ Deficit	(1,229,528)	(1,212,169)

Total liabilities and stockholders’ equity (deficit)	$--	$--

The accompanying notes are an integral part of the unaudited financial statements

XXX ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March		September 16, 2002 (inception) to March 31,
	2011	2010	2011
Revenue	$--	$--	$154,229

Direct cost	--	--	402,081
Selling expense	--	--	1,729,326
Depreciation	--	--	203,734
General, and Administrative expenses	--	--	4,902,791

Operating loss	--	--	7,083,703

Other income (expense)
Other income	--	--	(134,345)
Interest expense	(17,359)	(17,359)	(575,430)
Loss on derivative instruments.	--	--	(841,821
Other expense	--	--	(954)
Loss on other receivable	--	--	(81,357)
Total other income(expense)	(17,359)	(17,359)	(1,633,907)

Loss before discontinued operations	(17,359)	(17,359)	(8,717,610)

Gain from discontinued operations	--	--	728,718
Provision for tax		--	(4,000)
Net income(loss)	$(17,359)	$(17,359)	(7,922,892)

Basic loss per common share	$(0.02)	$(0.02)

Weighted Average Number of Common Shares used to Compute net loss per Weighted Average Share	806,644	806,644

The accompanying notes are an integral part of the unaudited financial statements

XXX ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
			Period from September 16,
	Three Months Ended March 31,		2002 (inception) to March 31,
	2011	2010	2011
Operating Activities
Net Income (Loss) Before Extraordinary Item	$(17,359)	$(17,359)	(7,992,893)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	--	--	218,746
Stock for service	--	--	2,521,178
(Gain) loss on discontinued operations	--	--	(728,718)
Loss on debt settlement	--	--	134,407
Write-off of prepaid expense	--	--	562,678
Write-off of other asset	--	-	81,357
Write-off of notes payable	--	--	(120,267)
Write-off of accounts payable	--	--	3,059
Change is operating assets and liabilities
Security deposit	--	--	(3,595)
Other receivable	--	--	81,357
Accounts payable	--	--	770,182
Accrued liabilities	--	--	177,150
Accrued interest- related party	--	--	93,057
Accrued Interest	17,359	17,359	405,811
Management fee	--	--	479,536

Net Cash Used by Operating Activities	--	--	(3,398,311)

Investing Activities:
Payment intangible assets	--	--	(101,369)
Payment for software development	--	--	(428,987)
Purchase of equipment	--	--	(24,123)

Net Cash Required by Investing Activities	--	--	(554,479)

Financing Activities:
Notes payable- related party	--	--	2,427,709
Payments on notes payable-related party	--	--	(2.063)
Stock sold for cash	--	--	247,500
Borrowing on notes payable	--	--	1,206,313
Capital contribution on reversal of common stock	--	--	99,122
Payment on capital lease obligation	--	--	(25,791)

Net Cash Provided by Financing Activities	--	--	3,952,790

Increase (Decrease) in Cash and Cash Equivalents	--	--

Cash and Cash Equivalents at Beginning Of Period	--	--

Cash and Cash Equivalents at End of Period	$--	--

Supplemental schedules of cash flow information:
Interest paid	--	--
Income Taxes paid	--	--	$4,000

Supplemental disclosure of Nonmonetary Transactions

Furniture and Equipment acquired with stock	--	--	$30,250
Development software acquired with stock	--	--	$16,500
Stock issued for payment of debt	--	--	$2,539,893
Common stock issued for accounts payable	--	--	$68,940
Cancellation of accounts payable	--	--	$12,698
Purchase of equipment through capital lease	--	--	$29,843
Common stock issued for consulting services	--	--	$82,000
Common stock issued upon exercise of warrants	--	--	$5,800

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

The accompanying unaudited interim consolidated financial statements of XXX Acquisition, Corp. (“XXX”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in XXX’s December 31, 2010 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2010 as reported on Form 10-K, have been omitted.

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $17,359 for the three months ending March 31, 2011.  As of March 31, 2011, the Company reported an accumulated deficit of $7,992,893.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of March 31, 2011, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 6:  NOTE PAYABLE

The Company issued a promissory note to First Bridge Capital Inc., on January 20, 2007 with interest accruing at 10%. The principal along with the accrued interest was due on or before December 31, 2007 or on the date the Company receives proceeds from the public offering of its shares, whichever is earlier.  During the period ending March 31, 2009 the Company converted $258,378 of debt to 56,786,461 shares of common stock. As neither has occurred, the note is in default with the outstanding balance of the note payable as of March 31, 2011 with a principal balance of $ 649,349 plus accrued interest of $358,148for a total amount of $1,007,497.  (See Note: 8 – Equity)

NOTE 7:  EQUITY

In March, 2009 the Company converted $258,378 of debt to 56,786,461 shares of common stock. Subsequently during the same period the Company declared a reverse split in which each shareholder of 100 old shares received in exchange one new share of the Company. In addition the Company retired 194,062 shares of common stock. As a result of the reverse split and its rounding of shares and the retirement of shares, the total outstanding shares of common stock, as of March 31, 2011, are 806,644.(See Note 7: - Note Payable)

NOTE 8:  STOCK OPTIONS AND WARRANTS

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

	Weighted	Average
	Common Stock	Common Stock	Exercise
	Warrants	Options	Price
Outstanding at Beginning of Year	-	3,365	$0.68
Granted	--	--	--
Forfeited	--	--	--
Exercised	--	-	--
Outstanding at End of Period	--	3,365	$0.68
Exercisable at End of Period	--	3.365

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

RESULTS OF OPERATIONS

During the three month periods ending March 31, 2011 and 2010 the Company had no revenues.  General and Administrative expense was zero for the three months ending March 31, 2011 and in 2010.  Interest expense was $ 17,359 for the three months periods ending March 31, 2011 and for the same period in 2010. Net loss of the three month period was $17,359, for March 31, 2011 and in the same period in 2010.  The loss was a result of no revenue and during both 2011 and 2010 along with interest cost during both time periods.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, the Company had no assets and current liabilities of $1,229,528, resulting in working capital deficit of $1,229,528.  Shareholders' deficit as of March 31, 2011 was $1,229,528. There exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Net cash used in operations for the period ending March 31, 2011 was zero and zero for the same period in 2010. Net cash used in investing activities for the period ending March 31, 2011 was zero as well as for the same period in 2010. There was no net cash provided by financing activities during the periods ended March 31, 2011 and  2010.

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

EMPLOYEES

As of March 31, 2011 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended March 31, 2011.

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

ITEM 1:   LEGAL PROCEEDINGS

None

ITEM 1A:  RISK FACTORS:

There have been no material changes to XXX’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2010.

ITEM 2: CHANGES IN SECURITIES

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:  REMOVE AND RESERVE

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

XXX ACQUISITION CORP.

Dated: July 22, 2011	By: /s/ Marcia Rosenbaum
Marcia Rosenbaum

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Marcia Rosenbaurn, (filed herewith).
32	Section 1350 Certification of Marcia Rosenbaurn, (filed herewith).