Form 10-Q
period 2011-06-30
XXX Acquisition Corp.
filed 2011-08-08
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 5, 2011 the Registrant had 5,806,644 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS.

XXX ACQUISITION CORP.
BALANCE SHEET

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$--	$--
Other receivable	--	--

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	177,031	177,031
Accrued interest	375,505	340,789
Notes payable	694,349	694,349

Total Current Liabilities	1,246,885	1,212,169

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; authorized 100,000,000 shares, issued and outstanding, 806,644 and 806,644 shares, respectively	806	806
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding; none	--	--
Additional paid-in capital	6,762,559	6,762,559
Retained earnings (deficit)	(8,010,250)	(7,975,534)

Total Stockholders’ Deficit	(1,246,885)	(1,212,169)

Total liabilities and stockholders’ equity (deficit)	$--	$--

The accompanying notes are an integral part of the unaudited financial statements

XXX ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		September 16, 2002 (inception) to
	June 30		June 30		June 30,
	2011	2010	2011	2010	2010

Revenue	$--	$--	$--	$--	$154,229

Direct cost	--	--	--	--	402,081
Selling expense	--	--	--	--	1,729,326
Depreciation	--	--	--	--	203,734
General, and Administrative expenses	--	--	--	--	4,902,791

Operating loss	--	--	--	--	(7,083,703)

Other income (expense)
Other income	--	--	--	--	(134,345)
Interest expense	(17,359)	(17,359)	(34,717)	(34,717)	(592,788)
Loss on derivative instruments	--	--	--	--	(841,821)
Other expense	--	--	--	--	(954)
Loss on other receivable	--	--	--	--	(81,357)
Total other income (expense)	(17,359)	(17,359)	(34,717)	(34,717)	(1,651,265)

Loss before discontinued operations	(17,359)	(17,359)	(34,717)	(34,717)	(8,734,968)

Gain from discontinued operations	--	--	--	--	728,718
Provision for tax					(4,000)
Net income (loss)	$(17,359)	$(17,359)	$(34,717)	$(34,717)	(8,010,250)

Basic loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted Average Number of Common Shares used to Compute net loss per Weighted Average Share	806,644	806,644	806,644	806,644

The accompanying notes are an integral part of the unaudited financial statements

XXX ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	Six Months Ended June 30,		September 16, 2002 (inception) to
	2011	2010	June 30, 2011
Operating Activities
Net Income (Loss) Before Extraordinary Item	$(34,717)	$(34,717)	$(8,010,251)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	--	--	218,746
Stock for service	--	--	2,521,178
(Gain) loss on discontinued operations	--	--	(728,718)
Loss on debt settlement	--	--	134,407
Write-off of prepaid expense	--	--	562,678
Write-off of notes payable	--	--	(120,267)
Write-off of accounts payable	--	--	3,059
Change is operating assets and liabilities
Security deposit	--	--	(3,595)
Other receivable	--	--	81,357
Accounts payable	--	--	770,182
Accrued liabilities	--	--	177,150
Accrued interest- related party	--	--	93,057
Accrued Interest	34,717	34,717	423,169
Management fee	--	--	479,537

Net Cash Used by Operating Activities	0	0	(3,398,311)

Investing Activities:
Payment intangible assets	--	--	(101,369)
Payment for software development	--	--	(428,987)
Purchase of equipment	--	--	(24,123)

Net Cash Required by Investing Activities	0	0	(554,479)

Financing Activities:
Notes payable- related party	--	--	2,427,709
Payments on notes payable-related party	--	--	(2,063)
Stock sold for cash	--	--	247,500
Borrowing on notes payable	--	--	1,206,313
Capital contribution on reversal of common stock	--	--	99,122
Payment on capital lease obligation	--	--	(25,791)

Net Cash Provided by Financing Activities	0	0	3,952,790

Increase (Decrease) in Cash and Cash Equivalents	0	0	0

Cash and Cash Equivalents at Beginning Of Period	0	0	0

Cash and Cash Equivalents at End of Period	$0	0	0

Supplemental schedules of cash flow information:
Interest paid	--	--	--
Income Taxes paid	--	--	$4,000

Supplemental disclosure of Nonmonetary Transactions
Furniture and Equipment acquired with stock	--	--	$30,250
Development software acquired with stock	--	--	$16,500
Stock issued for payment of debt	$--	--	$2,539,893
Common stock issued for accounts payable	--	--	$68,940
Cancellation of accounts payable	--	--	$12,698
Purchase of equipment through capital lease	--	--	$29,843
Common stock issued for consulting services	--	--	$82,000
Common stock issued upon exercise of warrants	--	--	$5,800

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

NOTE 3:         GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $34,717 for the six months ending June 30, 2011.  As of June 30, 2011, the Company reported an accumulated deficit of $8,010,250.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of June 30, 2011, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 6:   NOTE PAYABLE

The Company issued a promissory note to First Bridge Capital Inc., on January 20, 2007 with interest accruing at 10%. The principal along with the accrued interest was due on or before December 31, 2007 or on the date the Company receives proceeds from the public offering of its shares, whichever is earlier.  During the period ending March, 2009 the Company agreed to convert $258,378 of debt to 56,786,461 shares of common stock. As neither has occurred the note is in default with the outstanding balance of the note payable as of June 30, 2011with a principal balance of $ 649,349 plus accrued interest of $ 375,505 for a total amount of $1,069,854.  (See Note: 8 – Equity)

NOTE 7:   EQUITY

In March, 2009 the Company agreed to convert $258,378 of debt to 56,786,461 shares of common stock. Subsequently during the same period the Company declared a reverse split in which each shareholder of 100 old shares received in exchange one new share of the Company. In addition the Company retired 194,062 shares of common stock. As a result of the reverse split and its rounding of shares and the retirement of shares, the total outstanding shares of common stock, as of June 30, 2010, are 806,644.  (See Note 6: - Note Payable)

NOTE 8:  STOCK OPTIONS AND WARRANTS

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

NOTE 9: SUBSEQUENT EVENT

On July 31, 2011 the Company entered into a share exchange agreement with Night Culture, Inc. a Texas corporation. Under terms of the agreement the Company issued 5,000,000 shares to the shareholders of Night Culture in exchange for all the outstanding shares of Night Culture which was 100,000,000 shares.

Under this agreement Night Culture became a wholly owned subsidiary of the Company,  In addition, the officer of the Company resigned and was replaced by the officer of Night Culture.  One of the directors of Night Culture was appointed to the board of directors of the Company.  The transition will create a change in control of the Company.

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

RESULTS OF OPERATIONS

During the three and six month periods ending June 30, 2011 and 2010 the Company had no revenues.  General and Administrative expense was zero for the three months and the six months ending June 30, 2011 and  for the same periods in 2010.  Interest expense was $17,359 for the three months periods and $34,717 for the six months ending June 30, 2011 and for the same period in 2010. Net loss of the three month period was $17,359 and for the six month period was $34,717 for June 30, 2011 and for the same periods in 2010.  The loss was a result of no revenue during both 2011 and 2010 along with interest cost during that time period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, the Company had no assets and current liabilities of $1,246,885, resulting in working capital deficit of $1,246,885.  Shareholders' deficit as of June 30, 2011 was $8,010,250. There exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Net cash used in operations for the period ending June 30, 2011 and 2010 was zero. Net cash used in investing activities for the period ending June 30, 2011 was zero as well as for the same period in 2010. Net cash provided by financing activities during the period ended June 30, 2011 was zero and zero for the   same period in 2010.

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

EMPLOYEES

As of June 30, 2011 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended June 30, 2011.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSUREES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K XXX is not required to provide information required under this Item.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and acting principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO/Acting CFO does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

ITEM 2: CHANGES IN SECURITIES

In March, 2009 the Company agreed to convert $258,378 of debt to 56,786,461 shares of common stock. Subsequently during the same period the Company declared a reverse split in which each shareholder of 100 old shares received in exchange one new share of the Company. In addition the Company retired 194,062 shares of common stock. As a result of the reverse split and its rounding of shares and the retirement of shares, the total outstanding shares of common stock, as of June 30, 2010, are 806,644.

 ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4: [REMOVE AND RESERVE]

None

ITEM 5:  OTHER INFORMATION

None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
Exhibit 31 - Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - XBRL Instance Document

Exhibit 101.SCH - XBRL Schema Document

Exhibit 101.CAL - XBRL Calculation Linkbase Document

Exhibit 101.LAB - XBRL Label Linkbase Document

Exhibit 101.PRE - XBRL Presentation Linkbase Document

Exhibit 101.DEF - XBRL Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XXX ACQUISITION CORP.

Dated: August 8, 2011	By:	/s/ Michael Long
Michael Long
Chief Executive Officer (Acting Principal Financial and Accounting Officer And Duly Authorized Officer)

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Michael Long; (filed herewith).
32	Section 1350 Certification of Michael Long; (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document