Form 10-Q
period 2011-09-30
NightCulture, Inc.
filed 2011-11-14
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-49648

NIGHTCULTURE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	73-1554122
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6400 Richmond Avenue Houston, TX	77057
(Address of Principal Executive Offices)	(Zip Code)

(832) 535-9070
(Registrant’s Telephone Number)

XXX Acquisition Corp., 11 East 44th Street 19th Floor New York, New York 10017
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

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

As of November 14, 2011 the Registrant had 46,453,152 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NIGHTCULTURE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,392	$226
Note receivable-related party	115,000	--
Total current assets	126,392	226

Fixed assets, net of depreciation of $3,537	11,998	--
Markets, net of accumulated amortization of $6,706 and 3,832, respectively	50,769	53,643
Total assets	$189,159	$53,869

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$594,132	$533,963
Taxes payable	3,489	1,429
Notes payable	694,349	694,349
Advances- related party	22,500	43,525
Total current liabilities	1,314,470	1,273,266

Convertible debentures	350,000	--
Total liabilities	1,664,470	1,273,266

Stockholders’ equity(deficit):
Preferred stock, $0.001 par value, 1,000,000 authorized, none outstanding	--	--
Common stock, $0.001 par value, 500,000,000 authorized, 46,453,152 and 6,453,152 issued and outstanding, respectively	5,806	806
Additional paid-in capital	6,794,309	6,799,309
Retained earnings	(8,275,426)	(8,019,512)
Total stockholders’ equity(deficit)	(1,475,311)	(1,219,397)

Total liabilities and stockholders’ equity(deficit)	$189,159	$53,869

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNADUITED)

	Three Months Ending September30,		Nine Months Ending September30,
	2011	2010	2011	2010

Revenue	$78,013	$10,390	$362,909	$113,284
Direct material costs	211,840	22,979	400,697	70,873
Gross profit	(133,827)	(12,589)	(37,788)	42,411

Operating expenses:
General and administrative expense	61,245	18,802	156,047	48,886
Amortization	1,995	--	3,911	--
Income (loss) from operations	(197,067)	(31,391)	(197,746)	(6,475)

Other income(expense)
Interest expense	(22,208)	(17,534)	(58,208)	(52,343)
Total other income(expense)	(22,208)	(17,534)	(58,208)	(52,343)

Net income (loss)	$(219,275)	(48,925)	(255,954)	$(58,818)

Net income(loss) per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of shares outstanding	42,057,544	6,453,152	33,266,336	6,453,152

The accompanying notes are an integral part of these unaudited consloidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$(255,954)	$(58,818)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	6,411	--
Changes in operating assets and liabilities:
Bank overdraft	--	--
Accounts payable and accrued expense	60,209	56,409
Taxes payable	2,060	--
Note receivable	--
Net cash provided by (used in) operating activities	(187,274)	(2,409)

Cash flows from investing activities:
Advances to entity- related party	(115,000)	--
Purchase of fixed assets	(15,535)	--
Net cash provided by investing activities	(130,535)	--

Cash flows from financing activities:
Cash received from convertible debentures	350,000
Payments on advances from related party	(21,025)	--
Net cash provided by (used in) financing activities	328,975	--

Net increase (decrease) in cash	11,166	(2,409)
Cash – beginning of year	226	3,128
Cash – end of year	$11,392	$719

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	--	--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition of subsidiary	$5,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

In May 2006, Texxon and the shareholders of TelePlus completed a Share Exchange Agreement whereas the Company acquired all of the outstanding capital stock of TelePlus from the TelePlus shareholders in exchange for 3,000,000 shares of voting convertible preferred stock convertible into 81,000,000 shares of Company common stock. This transaction constituted a change of control of the Company whereby the majority of the shares of Texxon are now owed by the shareholders of TelePlus. The accounting for this transaction is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. As a result, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer TelePlus. The historical financial statements will be those of TelePlus. On November 22, 2006, Texxon, the Oklahoma Corporation, for the sole purpose of re-domestication in Nevada, filed Articles of Merger with the Secretaries of state of the states of Oklahoma and Nevada pursuant to which Texxon, the Oklahoma Corporation, was merged with and into Texxon, Inc., a Nevada corporation, with the Nevada Corporation remaining as the surviving entity. Immediately following the merger, the Nevada Company changed its name to Continan Communications, Inc. and its articles of incorporation were amended such that the number of common stock and preferred stock is increased from 45,000,000 to 100,000,000 and from 5,000,000 to 10,000,000, respectively. On December 1, 2006, the Company executed a 1 for 20 reverse stock split of all its issued and outstanding shares of common stock. Additionally, all convertible preferred stocks were converted into 20,250,000 shares of common stock. On March 6, 2009 the Company declared a 1 for 100 reverse stock split and on March 11, 2009 the Company changed its name to XXX Acquisition Corp. (the "Company")

On July 31, 2011 the Company completed a share exchange agreement with NightCulture, Inc., a Texas corporation. Under terms of this agreement the Company issued 5,000,000 shares of its common stock to the shareholders of NightCulture in exchange for all the outstanding shares of NightCulture, which was 100,000,000 shares.

As a result of the share exchange agreement NightCulture became a wholly owned subsidiary of the Company. In addition, the officer of the Company resigned and was replaced by the officer of NightCulture.  One of the directors of NightCulture was appointed to the board of directors of the Company.  The transition created a change in control of the Company. On August 26, 2011, the Company changed its name from XXX Acquisition Corp. to NightCulture, Inc.

On August 26, 2011 the Company affected an eight-for-one (8-for-1) forward split to shareholders of record on August 19, 2011.  As a result of this forward stock split, the Company’s outstanding shares of common stock increased to 46,453,152.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of NightCulture, Inc. (“NightCulture”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in NightCulture’s December 31, 2010 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2010 as reported on Form 10-K, have been omitted.

NOTE 3 – GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $255,954 for the nine months ending September 30, 2011.  As of September 30, 2011, the Company reported an accumulated deficit of $8,275,426.    As of September 30, 2011, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The Company intends to expand its business opportunities to provide a profit to the Company; however, the Company does not have the working capital to be successful in this effort or to service its debt. These factors raise substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy that it believes will accomplish this objective through additional equity funding which will enable the Company to operate for the coming year.  In March 2011, the Company through a subsidiary entered into a Memorandum of Understanding (“MOU”) that will provide the Company with an equity line of credit that will enable it to put up to $1,000,000 of its common stock to the investor under the MOU at a 70% discount to the 20 day average closing price of the Company’s common stock.  The Company is in the process of getting its common stock eligible for quotation on the OTC Bulletin Board, after the Company expects to file a registration statement which, when effective, will enable the Company to use the equity line of credit under the MOU.  There is no guarantee that the Company’s stock will become eligible for quotation on the OTC Bulletin Board or that additional funding will be obtained or that the Company will be successful in it funding efforts.

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

Except for the equity line of credit under the MOU, which the Company expects to use once its stock become eligible for quotation on the OTC Bulletin Board, the Company has no potential dilutive instruments and accordingly, basic loss and diluted share loss per share are equal.

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

NOTE 6 – NOTE PAYABLE

The Company issued a promissory note to First Bridge Capital Inc., on January 20, 2007 with interest accruing at 10%. The principal along with the accrued interest was due on or before December 31, 2007 or on the date the Company receives proceeds from the public offering of its shares, whichever is earlier.  During the period ending March, 2009 the Company agreed to convert $258,378 of debt to 56,786,461 shares of common stock. As neither has occurred, the note is in default with the outstanding balance of the note payable as of September 30, 2011with a principal balance of $ 649,349 plus accrued interest of $ 392,863 for a total amount of $1,087,212.  (See Note: 8: Equity)

NOTE 7 – CONVERTIBLE DEBENTURES

The Company through a subsidiary issued $350,000 of 5% interest bearing year convertible debentures which mature in two from its issuance. As of September 30, 2001 the outstanding balance is $350,000 plus accrued interest of $5,094 for a total amount of $355,094.

NOTE 8 – EQUITY

In March, 2009 the Company agreed to convert $258,378 of debt to 56,786,461 shares of common stock. Subsequently during the same period the Company declared a reverse split in which each shareholder of 100 old shares received in exchange one new share of the Company. In addition the Company retired 194,062 shares of common stock. As a result of the reverse split and its rounding of shares and the retirement of shares, the total outstanding shares of common stock were 806,644.  (See Note 6: - Note Payable)

On July 30, 2011 the Company issued 5,000,000 shares of common stock to two individuals in exchange of all the outstanding shares (100,000,000) of the subsidiary the Company acquired.  The issuance of the shares caused a change in control of the Company.  The total outstanding common shares as of September 30, 2011 were 5,806,644. (See Note 10: Exchange Agreement)

On August 26, 2011 the Company affected an eight-for-one (8-for-1) forward split to shareholders of record on August 19, 2011.  As a result of this forward stock split, the Company’s outstanding shares of common stock increased to 46,453,152.

NOTE 9 – STOCK OPTIONS AND WARRANTS

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

NOTE 10 – EXCHANGE AGREEMENT

On July 31, 2011 the Company completed a share exchange agreement with NightCulture, Inc. a Texas corporation. Under terms of the agreement the Company issued 5,000,000 shares to the shareholders of NightCulture in exchange for all the outstanding shares of NightCulture which was 100,000,000 shares.

Under this agreement NightCulture became a wholly owned subsidiary of the Company. In addition, the officer of the Company resigned and was replaced by the officer of NightCulture.  One of the directors of NightCulture was appointed to the board of directors of the Company.  The transition created a change in control of the Company.

NOTE 11 – SUBSEQUENT EVENT

On October 15, 2011 the 10,000 options that were granted on October 6, 2006 expired.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. NightCulture’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in NightCulture’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

OVERVIEW

The Company historically experienced operating losses and negative cash flow. The Company now believes it has a predictable, scalable revenue and business model that will be able to achieve its business plans.

RESULTS OF OPERATIONS

During the three and nine month periods ending September 30, 2011 the Company had revenues of $78,013 and $362,909 compared to $10,390 and $113,284 in the same periods in 2010..  General and Administrative expense were for the three months and the nine months ending September 30, 2011were $61,245 and $156,047 and $18,802 and $48,886for the same periods in 2010.  Interest expense was $22,208 for the three months periods and $58,208 for the nine months ending September 30, 2011 and$17,534 and $52,343 for the same period in 2010. Net loss of the three month period was $353,102 and for the nine month period were $255,954 for September 30, 2011 and $48,925 and $58,818 for the same periods in 2010.  The loss was a result of cost of the merger and increase expenses in building the sales of the Company.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, the Company had current assets of $126,392 and current liabilities of $1,314,470, resulting in working capital deficit of $1,188,078.  Shareholders' deficit as of September 30, 2011 was $1,475,311. There exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Net cash used in operations for the period ending September 30, 2011was $187,274 and $2,409 in 2010. Net cash used in investing activities for the period ending September 30, 2011 was $130,535 and zero for the same period in 2010. Net cash provided by financing activities during the period ended September 30, 2011 was $328,975 and zero for the   same period in 2010. The cash used in operations and in investing activities reflects the investment in the growth of the business since the acquisition of the subsidiary by the Company.  Financing activities were the result of the issuance of $350,000 of 5% interest bearing convertible debentures.

Our existing capital may not be sufficient to meet the Company’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  This condition raises substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if NightCulture is unable to continue as a going concern. In March 2011, the Company through a subsidiary entered into a Memorandum of Understanding (“MOU”) that will provide the Company with an equity line of credit that will enable it to put up to $1,000,000 of its common stock to the investor under the MOU at a 70% discount to the 20 day average closing price of the Company’s common stock.  The Company is in the process of getting its common stock eligible for quotation on the OTC Bulletin Board, after the Company expects to file a registration statement which, when effective, will enable the Company to use the equity line of credit under the MOU.

EMPLOYEES

As of September 30, 2011 the Company had four employees

CAPITAL EXPENDITURES

During the quarter ended September 30, 2011, the Company acquired various equipment used in its business with a value of $15,535.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSUREES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K NightCulture is not required to provide information required under this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and acting principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of written procedures and job descriptions within the Company.  Our CEO/Acting CFO does not possess accounting expertise and our company does not have an audit committee.  Until we are able to remedy this material weakness, we have engaged third party consultants and accounting firm to assist with financial reporting.

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

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K NightCulture is not required to provide information required under this Item.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  [REMOVE AND RESERVE]

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	Exhibit 3.1	By-laws
	Exhibit 3.2	Articles of Merger
	Exhibit 31	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit 32	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTCULTURE, INC.

Dated: November 14, 2011	By:	/s/ Michael Long
Michael Long
Chief Executive Officer (Acting Principal Financial and Accounting Officer And Duly Authorized Officer)