Form 10-Q/A
period 2011-09-30
NightCulture, Inc.
filed 2011-11-28
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1

FORM 10-Q/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [_]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 14, 2011 the Registrant had 46,453,152 shares of common stock issued and outstanding.

EXPLANATORY NOTE:  This Amendment No. 1 to quarterly report on Form 10-Q of NightCulture, Inc. (the “registrant”) is being filed solely to amend the cover page of the original Form 10-Q filed by the registrant on November 14, 2011 to indicate that the registrant is not a shell company.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTCULTURE, INC.

Dated: November 28, 2011	By:	/s/ Michael Long
Michael Long
Chief Executive Officer (Acting Principal Financial and Accounting Officer And Duly Authorized Officer)