Form 10-K
period 2011-12-31
NightCulture, Inc.
filed 2012-03-30
CIK 1114208

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-49648

NIGHTCULTURE, INC.
(Exact name of registrant specified in its charter)

Nevada	73-1554122
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Richmond Avenue, Houston, TX 77057
(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:        (832) 535-9070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer   ☐          Accelerated filer   ☐          Non-accelerated filer   ☐          Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011 was zero based on the absence of a trading market in the registrant’s common stock at that date. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 29, 2012 was 49,322,330.

DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our results, our intentions and strategies regarding future operations and transactions, our beliefs regarding the future success of our business, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our ability to expand into new geographic markets and music genres, our ability to acquire other operators and venues, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations.  These statements are subject to risks and uncertainties that could cause actual results and events to differ materially.  See “Item 1A. Risk Factors” for a discussion of certain risks.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “NightCulture” refer to NightCulture, Inc., a Nevada corporation, and its subsidiaries.

PART I

Item 1.   Business

General

Our principal line of business is promoting and producing, and selling merchandise at, live concerts, primarily in the Electronic Dance Music (EDM) genre.  We have a track-record of successful live concert production and the ability to scale across cities and states to orchestrate tours.  Our grass roots promotional network allows us to uniquely create markets for our events. We currently organize events in Houston, San Antonio, Austin and Oklahoma City.  Our target market is the 18-44 year old age group.  With the decline of album sales and the emergence of online music downloading, a primary revenue stream for artists and musicians is touring and live performance.  This trend puts us in a unique position to take advantage of this monumental shift in the music industry.

We are headquartered at 6400 Richmond Avenue, Houston, Texas 77057.  Our telephone number is (832) 535-9070.

History and Development

We were originally incorporated in 1998, as Texxon, Inc., under the laws of the State of Oklahoma. From inception until 2006 our primary focus was raising capital and efforts to commercialize a licensed platinum extraction process. We subsequently abandoned our platinum processing operations and, in 2006, acquired TelePlus, Inc., a development stage company engaged in efforts to develop and market a multilingual mobile service for international travelers in their native languages in collaboration with major wireless providers.

In 2006, we reincorporated in the State of Nevada, amended our articles of incorporation to change our name to Continan Communications, Inc., effected a 1-for-20 reverse stock split and changed the name of our wholly-owned subsidiary, TelePlus, Inc., to Vocalenvision.

In 2008, we sold all of the assets and operations of Vocalenvision to Tourizoom, a company formed by the original shareholders of TelePlus, who were then officers, directors and controlling shareholders of our company.  As consideration for the assets of Vocalenvision, Tourizoom agreed to pay us 20% of all proceeds from equity offerings of Tourizoom for a period of ten years plus a royalty in the amount of 7% of Tourizoom’s gross revenues for a period of ten years.  Additionally, the shareholders of Tourizoom agreed to return all of their shares in our company.  Proceeds received from the sale of the assets of Vocalenvision were placed in a partial liquidating trust and applied to amounts owing to our creditors and the creditors of Vocalenvision with any balance being distributed to shareholders.

In 2009, we amended our articles of incorporation to change our name to XXX Acquisition Corp and effected a 1-for-100 reverse stock split.

From the sale of the assets of Vocalenvision in 2008 until July 2011 we conducted no business other than our efforts to identify and acquire an operating company.

On July 31, 2011, we completed a share exchange agreement with Night Culture, Inc., a Texas corporation (“Night Culture – Texas”). Under terms of this agreement, we issued 5,000,000 shares of common stock to the shareholders of Night Culture - Texas in exchange for all the outstanding shares of Night Culture - Texas.

NightCulture – Texas was formed in 2000 as an EDM promotion company.

As a result of the share exchange agreement, Night Culture - Texas became a wholly owned subsidiary of our company. In addition, at the time of the share exchange, our officers resigned and were replaced by the sole officer of Night Culture – Texas and one of the directors of Night Culture – Texas was appointed to our board of directors.

In August 2011, we amended our articles of incorporation to change our name to NightCulture, Inc. and effected an 8-for-1 stock split.

Our Strategy

Our strategy is to capitalize on our experience and position in the EDM market and event promotions to expand our position as a leader in EDM production in additional geographic markets and to expand the scope of our operations beyond the EDM market in both our existing and in new geographic markets and, in turn, grow our revenue streams and profitability.  Key elements of our strategy include:

Capitalize on Existing Position in EDM Market to Grow in New Geographic Markets.  We believe that we have a strong relationship with artists, agents, patrons and other participants in the EDM market as a result of our history of promoting and producing EDM concerts in our current principal markets of Houston, Austin, San Antonio and Oklahoma City.  We plan to capitalize on those relationships and that experience to increase the number of EDM events that we promote through expansion into new geographic markets beginning in Texas and surrounding states and selectively expanding into other regions of the U.S. market.

Capitalize on Event Promotion and Production Experience to Expand our Non-EDM Event Promotion Business.  We believe that we have established a track record of having successfully promoted and produced live music events, principally in the EDM market but not limited to that market.  As a result of that experience, we have developed relationships with agents, artists, venue operators, ticketing companies and other key players operating across the music industry.  We plan to capitalize on our history of promoting and producing live music events, in particular our extensive experience into EDM genre, and our relationships with key industry players to expand our event promotion and production business in non-EDM markets beginning in our current geographic markets and expanding into new geographic markets in Texas and, then, surrounding states and into other regions of the U.S.  We have targeted entry in up to four new geographic markets during 2012 and up to eight additional geographic markets during 2013 with additional markets under consideration for 2014 and beyond.

Capitalize on our Pricing Model to Achieve Strong Attendance at Promoted Events.  We have developed what we believe is a unique event pricing model designed to incentivize early ticket purchasing and consistently high event attendance.  Our model is a scalable pricing model based on release of tickets to events in a staged manner with early tickets being offered at a discounted price and, as an event approaches and fewer tickets remain available, increasing prices over time.  We believe that this ticket pricing strategy has allowed us to deliver high attendance levels at promoted events which benefit artists through higher ticket revenues and consumers through a better concert experience associated with events that are at or near capacity.  As a result, we believe we are more attractive to artist and their agents as a promoter and, in turn, we are able to promote events that music fans desire to attend.

Capitalize on Low Cost Promotional and Advertising Model and Social Media Experience.  We have broad experience, and have experienced favorable responses, through our promotional and advertising program focused on the use of social media.  We have used a targeted marketing approach to become a destination of choice for EDM fans.  Those fans access our web site to find EDM event and artist information and sign up at our web site and at events to receive notices of upcoming events via email, text messaging and social media.  As a result, we have a growing base of fans that we can provide targeted event promotional materials to at a low cost using text messages, emails, postings on Facebook, Myspace, YouTube, our web site and other internet outlets.  We supplement those efforts with select flier distribution, poster placement, word of mouth and direct mail.  Because of our ability to target promotional materials to a very specific market, we believe we are able to achieve a very high return on dollars invested in promotional and advertising campaigns as measured by tickets purchased relative to promotional dollars invested.  We believe that our promotional and advertising model is fully adaptable to entry into new geographic markets and other music genre.

Opportunistically Acquire Promoters, Venues and Operators in Existing and New Markets.  Acquisition of smaller operators’ businesses is expected to be a component of our growth beyond the Houston market. While large event promotion is generally controlled by major national and international promoters, smaller events are often promoted by small local promoters and hosted by small venue operators.  We believe there is an opportunity to consolidate smaller operators in existing and other markets through opportunistic acquisitions.  Because smaller promoters and venue operators often lack sufficient volume of events to operate profitably, we believe that many of those smaller operators would entertain the sale of their businesses for cash or stock as a means of achieving economies of scale and access to a larger pool of artists and event opportunities.  We plan to selectively pursue the acquisition of smaller promoters, venue operators and other companies as a means of entering new markets and achieving greater economies of scale. We plan to acquire and operate, through lease or purchase, music venues in selected markets, initially targeting Houston, Austin and Dallas.

With the ongoing implementation of the above strategies, we are targeting growth in events promoted from 76 in 2011 with the goal of reaching 100 events in 2012 and 150 events in 2013 and continued growth thereafter.  We are also targeting promotion of an annual multi-day music festival and one or more single day music festivals.

Our Industry

We operate in the live music industry. In general, our industry encompasses concert promotion, production of music tours, venue operations, ticketing services, merchandising and related services.

Staging and production of live music events or tours entails interaction of diverse industry participants, including artists, booking agents, promoters, venue operators and ticketing agents, among others. Live events or tours are typically initiated by booking agents directly contracting with performers to represent them for defined periods. Booking agents then contact promoters, who will contract with them or directly with performers to arrange events. Booking agents generally receive fixed or percentage fees from performers for their services. Promoters earn revenue primarily from the sale of tickets. Performers are typically paid by the promoter either a fixed fee, a percentage of ticket sales or a portion of event profits or some combination thereof.

Promoters, along with artists, managers and booking agents, set ticket prices and advertise events. Promoters market events, sell tickets, rent or otherwise provide venues and arrange for local production services, such as stages and sets.

Venue operators typically contract with promoters to rent their venues for specific events on specific dates. Venue operators provide services such as concessions, parking, security, ushering and ticket-taking, and receive some or all of the revenue from concessions, merchandise, sponsorships, parking and premium seats. For the events they host, venue operators typically receive fixed fees or percentages of ticket sales, as well as percentages of total concession sales from the concessionaire and percentages of total merchandise sales from the merchandisers.

Ticketing services include the sale of tickets primarily through online channels but also through phone, outlet and box office channels. Ticketing companies will contract with venues and/or promoters to sell tickets to events over a period of time at prices provided to them by the venue and/or promoter in charge of the event. The ticketing company generally gets paid a fixed fee per ticket sold or a percentage of the total ticket service charges. Venues will often also sell tickets through a local box office at the venue using the ticketing company’s technology; on these box office tickets, the ticketing company will generally not earn a fee. The ticketing company receives the cash for the ticket sales and related service charges at the time the ticket is sold and periodically remits these receipts to the venue and/or promoter after deducting their fee.

According to industry publication Pollstar, the worldwide live music industry exceeded $1.65 billion in ticket sales from the top 50 tours in the first half of 2011, up 11% from the first half of 2010. EDM comprises a small but growing segment of the overall music industry with EDM single sales growing over 50% in the UK since 2007 according to a 2011 IMS Business report and EDM album sales accounting for 7.5% of total album sales in the UK and 1% of album sales in the U.S. While we have a very small market share of the total live music industry, we believe that we handle 95% of the artists and concerts in the EDM genre in the markets we currently serve.

Our Business

Our operations are presently focused on the promotion and production of live music events, primarily in the EDM genre, and include merchandising. We seek to be the premier producer of live concerts in the markets in which we operate.  We promote and produce, and sell merchandise at, our live concerts (primarily in the EDM genre).  Over the past three years we have successfully produced, marketed and sold more than 200 live EDM concerts.   With the decline of album sales and the emergence of online music downloading, a primary revenue stream for artists and musicians is now found in touring and live performance. We believe we are positioned to take advantage of this shift in the music industry.  We have established an event production infrastructure (such as venues for shows, equipment rentals, ticket sales, personnel to work shows) and we believe our relationships with the artists, agents, venues, and customers will enable us to capitalize on this shift in the music industry.

Although we book a variety of musical talent from various music genres, we have a grass-roots cultural knowledge of the EDM genre and the EDM community.  We also have an extensive customer database and relationships built with artists, agents, and venues. Our major competitive strengths include our ability to (i) book major global artists, especially in the EDM genre, and (ii) produce a safe and fun environment to hold an event.

Top shows that we produced in recent years include: Tiesto, David Guetta, Deadmau5, Benny Benassi, Above & Beyond, Paul van Dyk, Ferry Corsten, Gareth Emery, Markus Schulz, ATB, Rusko, Sasha, John Digweed, Cosmic Gate, Pretty Lights, Will.i.am from the Black Eyed Peas, Paul Oakenfold, Calvin Harris, Bob Sinclar, Boys Noize, Hernan Cattaneo, and Bonobo, Kaskade.

We intend to feature all types of music genres; however, most of our shows are presently in the electronic dance music (EDM) genre such as House Music, Trance, Dubstep, Indie Dance, Electro, Underground and Chill Out. Each genre has its own listeners and fans. Trance and House Music are the overwhelming favorites for our current markets. Dubstep has more recently made a movement for a top spot and is a growing segment in our industry. Each genre of music has different characteristics and call for a different production for each show.

Our present focus is on the promotion and production of concerts or shows with world-class EDM artists and performers.  Securing the most popular artists is a key factor to our success.  Top EDM artists attract ticket buying fans based on their reputations for producing the best music and delivering the best live performances within the genre.  Having established relations with, and the ability to book, these EDM artists gives us an advantage over the competition and puts us in a strong position to produce and market EDM shows.

EDM artists and agents are selective in the promoters they book through seeking to assure successful shows, which typically strengthens an artist’s position in the EDM market place while solidifying the agent’s position with the artist as their primary booking agent.  We believe we have a favorable reputation within the EDM artist and agent community, developed from our track-record of producing successful EDM events.  Because we are able to book top EDM talent, we have the opportunity to put on bigger productions (with larger budgets) and secure the best venues.  These bigger productions provide us with more significant revenue producing opportunities – be it advertising, sponsorship opportunities, merchandising for the show, tickets sales and the like.

We supplement our production and promotion revenues with product merchandising at concerts we produce.  Commemorative t-Shirts, CDs, MP3s, posters and other promotional items are sold at events that we produce.

Our plans for the future of our business include

•	expanding our production of EDM concerts into additional markets that we identify as profitable ventures;

•	acquiring venues in our current and future markets; and

•	producing unique shows that cannot be easily matched by our competitors in the industry.

Markets

We presently operate in the Houston, Austin, San Antonio and Oklahoma City markets. Expansion into additional markets is expected to entail either negotiation of arrangements with venue operators or acquisition of, or partnering with, small local promoters with established operations in a target market. By adding new markets within a region, we expect to create the possibility for artists and agents to create tours in those markets, while at the same time unifying our customers across a broader region.  We have developed and identified prospective markets where we can develop business, which include Dallas, TX, El Paso, TX, New Orleans, LA, and McAllen, TX.  We believe we could develop business in these markets in the coming years if we are able to raise adequate capital.  We could also acquire venues to enable further revenue growth in our current markets.  We expect to acquire our first venue in Houston, Texas.  The ability to acquire new markets and open new venues will enable us to grow our business.

Customers

Our target customers are driven by the musical genre of the artists and events we are promoting.  Based on our present focus on the EDM genre, are target demographic is characterized as: age 18-44; gender: 60%/40% male/female; location: 90% within 30 mile radius of host city; annual income: 70% less than $50,000; 25% $50,000 to $100,000; and 5% greater than $100,000; and education: 95% high school graduate; 60% college graduate.

Our target customer demographic is subject to change based on the musical genre of a concert being promoted.

Marketing

We use many mediums to get the word out to our customers, including email, text messaging, social media, Facebook, Myspace, flier distribution, poster placement, word-of-mouth, video, YouTube, telephone and direct mail.

Email marketing, social media, and text messaging are our top three mediums of advertising.  These channels are used on constant basis and are the focus of most of our advertising budget.  These methods have proven to be the most cost effective way to reach our target audience. We collect email addresses through ticket sales as well as attendee “sign ups” at the shows we produce.  Most patrons are happy to receive information from our company since we supply the musical talent and environment that they are most likely to attend in their free time.

Our promotional budget varies from show to show. An advertising and promotions budget is laid out for what best suits each particular show.  Shows will warrant a larger or smaller promotional spend due to the amount of interest the show is drawing. Where a particular show warrants a larger budget we may substantially increase our promotional budget to include broader channels such as television, radio, internet ads, giveaways, mall kiosks, local newspaper and magazine ads and articles.

In addition to advertising on our website to promote events, we seek to generate additional revenues and to create cross-marketing opportunities from the sale of advertisements and sponsorship opportunities for companies seeking to reach our demographic markets.

Ticket Sales

Tickets to the concerts and events we promote and produce are sold through multiple channels, including:

•	Direct ticket sales through groovetickets.com and our websites www.nightculture.com and www.77002.com;
•	Strategic ticket retail locations throughout the city in which an event is being promoted; and
•	Independent promoters.

For tickets sold through channels other than our websites, we typically pay the ticket agent a fixed fee per ticket or a percentage of the ticket price.  We accept all major credit cards and cash for ticket sales.

Ticket pricing is a critical element of a successful concert promotion. Accurately predicting a show’s interest, capacity of venue, artist cost, and total show cost all factor into pricing tickets.  We seek to maximize ticket revenue while selling enough tickets to have a successful show where the artist is satisfied with the attendance, the customers have a positive experience and we produce a satisfactory profit.

We work to keep events accessible to EDM fans with our variable price structure. This strategy includes “early bird” discounts with ticket prices increasing as sales increase and the date of the event approaches.  VIP tickets grant a higher quality experience. Our ticketing strategy is intended to ensure that each event has at least 80% capacity and incentivizes customers to buy early. Once tickets are purchased, customers become a marketing vehicle through word of mouth as they encourage their friends to join them at the event.

Venues

We do not presently own or operate any concert venues.  Instead, we arrange with venue owner/operators to rent venues to host the concerts and events we promote and produce.  We may, in the future and subject to the availability of funding, consider acquiring and/or leasing one or more venues to host concerts and events.

Competition

Competition in the live entertainment industry is intense. We believe that we compete primarily on the basis of our ability to deliver quality music products, sell tickets and provide enhanced fan and artist experiences. We believe that our primary strengths include:

•	the quality of service/experience delivered to our artists and fans;
•	our track record of promoting and producing live EDM events in our target markets; and
•	our relationships with EDM artists and agents.

Although we believe that our products and services currently compete favorably with respect to such factors, we cannot provide any assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater brand recognition, financial, marketing, service, support, technical and other resources.

In the markets in which we promote music concerts, we face competition from promoters and venue operators. We believe that barriers to entry into the promotion services business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.

Our main competitors in the live music industry include Live Nation, AEG, Warehouse Live, Insomnia, Kaos Entertainment, C3 Concerts, Real Music Events, Slow Motion Music, SDC, Gritsy and Reverse, in addition to numerous smaller regional companies that operate in our markets. Our competitors compete with us in all cities and locations for the following: tickets sales, artist bookings, electronic music and concert attendees, venues, sponsorships, and production equipment.  Many of our competitors are larger companies with significant operations, outstanding customer service, higher profile in the industry and greater access to capital than we have.  However, we have expertise in the EDM genre and we work with the leading EDM artists in the world, which helps us to be competitive in this music segment.

Government Regulations

We are subject to federal, state and local laws governing matters relating to operation of our venues, as well as:

•	licensing, permitting and zoning, including noise ordinances;

•	human health, safety and sanitation requirements;

•	the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	compliance with ADA and DDA;

•	compliance with United States FCPA;

•	sales and other taxes and withholding of taxes;

•	privacy laws and protection of personally identifiable information;

•	historic landmark rules; and

•	environmental protection.

We believe that we are in material compliance with these laws. The regulations relating to our food service in our venues are many and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food, the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level.

We also must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If we violate dram shop laws, we may be liable to third parties for the acts of the customer. Although we generally hire outside vendors to provide these services at our larger operated venues and regularly sponsor training programs designed to minimize the likelihood of such a situation, we cannot guarantee that intoxicated or minor customers will not be served or that liability for their acts will not be imposed on us.

We are also required to comply with the ADA, the DDA and certain state statutes and local ordinances that, among other things, require that places of public accommodation, including both existing and newly constructed venues, be accessible to customers with disabilities. The ADA and DDA require that venues be constructed to permit persons with disabilities full use of a live entertainment venue. The ADA and DDA may also require that certain modifications be made to existing venues to make them accessible to customers and employees who are disabled. In order to comply with the ADA, DDA and other similar ordinances, we may face substantial capital expenditures in the future.

We are required to comply with the United States FCPA regarding anti-bribery regulations. These regulations make it illegal for us to pay, promise to pay or receive money or anything of value to, or from, any government or public official for the purpose of directly or indirectly obtaining or retaining business. This ban on illegal payments and bribes also applies to agents or intermediaries who use funds for purposes prohibited by the statute.

We are required to comply with federal and state laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction.

From time to time, governmental bodies have proposed legislation that could have an effect on our business. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. More recently, some jurisdictions have proposed legislation that would restrict ticketing methods, mandate ticket inventory disclosure and attack current policies governing season tickets for sports teams.

In addition, we and our venues are subject to extensive environmental laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of our venues.

Intellectual Property

We have a logo and lettering for NightCulture.com & 77002.com, which has not been registered.  We do not own any patents and we have not filed any patent applications or trademark applications.  Other than licenses for commercially available software and the copyrighted material that is on our website, we do not own any other intellectual property.

We own two websites that are hosted by a third party. The URLs for these sites are http//:www.nightculture.com” and “77002.com”.  We also have a Twitter page and a Facebook, and our copyrightable material posted on such sites are subject to non-exclusive, royalty free licenses granted to the third parties hosting such sites.

Employees

As of December 31, 2011, we had 4 full time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are positive. From time to time, we utilize the services of independent contractors to perform various services.

Web Site Access to Reports

Our Web site address is www.nightculture.com. We make available, free of charge on or through our Web site, our annual report, Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission.  Information contained on, or accessible through, our website is not incorporated by reference into this Form 10-K.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

Our executive offices are located at 6400 Richmond Avenue, Houston, Texas and consist of 150 square feet of office space within a performance venue operated by Stereo Live, LLC, a company owned by Michael Long and Surain Adyanthaya, the principal shareholders of our company.  We presently utilize the office space provided by Stereo Live, LLC on a rent-free basis without a formal lease.

Item 3.	Legal Proceedings

We are not presently party to any material legal proceedings nor are we aware of any threatened legal proceedings or circumstances that could reasonably be expected to give rise to material legal proceedings.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded under the symbol “NGHT.OB” on the OTC Electronic Bulletin Board since January 2012.  Previously, since 2009, our common stock has not be traded on an exchange or any other established market and there is not presently an established public trading market in our common stock.

At March 27, 2012, the closing price of our common stock was $0.37. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 27, 2012, there were approximately 51 record holders of our common stock.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate declaring or paying any dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance future growth. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors the board of directors considers relevant.

We presently have no shares reserved or authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

On July 31, 2011, Night Culture, Inc., a Texas corporation (“Night Culture - Texas”), and its shareholders entered into a Share Exchange Agreement (the “Exchange”) with a public shell company, XXX Acquisition Corp. (“XXX Acquisition”) pursuant to which XXX Acquisition acquired all of the shares of Night Culture – Texas from its shareholders and the shareholders of Night Culture – Texas became the controlling shareholders of XXX Acquisition. Such Exchange caused Night Culture – Texas to become a wholly-owned subsidiary of XXX Acquisition. Subsequently, the name of XXX Acquisition was change to NightCulture, Inc. The Exchange is being accounted for as a reverse-merger and recapitalization and Night Culture - Texas is considered the accounting acquirer for accounting purposes and XXX Acquisition the acquired company. The business of Night Culture - Texas became the business of XXX Acquisition. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of Night Culture - Texas and are recorded at the historical cost basis of Night Culture - Texas.

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “NightCulture,” the “Company,” “we,” “us” and “our” or similar terms are to NightCulture, Inc. (formerly XXX Acquisition) and its consolidated subsidiaries in reference to dates subsequent to the Exchange and to Night Culture - Texas in reference to dates prior to the Exchange.

Overview

Our principal line of business is promoting and producing, and selling merchandise at, live concerts, primarily in the Electronic Dance Music (EDM) genre.  Since 2009, we have promoted and/or produced in excess of 200 live concerts.  To date, we have organized events principally in Houston, San Antonio, Austin and Oklahoma City.

Our revenues are principally derived from ticket sales to events that we promote and produce for which we typically receive a negotiated percentage of the ticket revenues.  We typically act as agent for acts and recognize only our net share of revenues from ticket sales.  In situations where we act as principal in promoting an event and take on the risks and rewards of such event we will recognize the gross revenues from ticket sales.  We may also derive additional revenues associated with events that we promote and produce, including negotiated portions of revenues from merchandising, concessions and promotional opportunities.

Our principal costs of generating revenues are direct costs associated with promotion and production of events, including, but not limited to, venue costs, advertising, ticketing agency costs and costs of event support personnel.

2011 Developments

The following significant events, among others, affected our operations and financial position during 2011:

Exchange – As noted above, during 2011, we consummated the Exchange whereby Night Culture – Texas was acquired as a wholly-owned subsidiary of XXX Acquisition and we adopted the business plan and operations of Night Culture – Texas.  In conjunction with the Exchange, we incurred approximately $25,000 of costs.  The costs of the Exchange have been expensed.

Convertible Debenture Financing – In March 2011, Night Culture – Texas entered into a Memorandum of Understanding (the “MOU”) with Calm Seas Capital, LLC (“Calm Seas”) pursuant to which Calm Seas agreed to financing in contemplation of the Exchange and would establish an equity line of credit following the Exchange.  Pursuant to the MOU, Calm Seas advanced a total of $480,818 during 2011 and Night Culture – Texas delivered a series of convertible debentures. As a result of a subsequent assumption agreement, we became the primary obligor under the Convertible Debentures.  Each of the Convertible Debentures bears interest at 5% per annum, is repayable on December 31, 2013 and is convertible at the option of the holder into shares of our common stock at a price equal to 70% of the average closing price of our common stock over the 20 days preceding conversion, provided, however, that the Convertible Debentures may only be exercised to the extent that the holder’s total holdings following the conversion do not exceed 4.99% of our common stock.

Warrants – Pursuant to the terms of the MOU, for each $10,000 in principal amount of Convertible Debentures issued, Night Culture - Texas agreed to issue warrants (the “Warrants”) to purchase 500,000 shares of our common stock.  At December 31, 2011, Warrants had been issued to purchase an aggregate of 24,040,900 shares of our common stock.  Each Warrant is exercisable at a price equal to 70% of the average closing price of our common stock over the 20 days preceding exercise.  The Warrants expire December 31, 2014. As a result of a subsequent assumption agreement, we became the primary obligor under the Warrants.

Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

Revenue Recognition

Revenue from the promotion and production of an event is recognized after the performance occurs upon settlement of the event.

We account for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction of revenue.

Derivatives

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

As noted previously in this report, our operating results reflect the operations of Night Culture – Texas for periods prior to the Exchange and the operations of XXX Acquisitions and Night Culture – Texas for periods following the Exchange.

Revenue

Our revenues increased by 193% from $150,830 in 2010 to $441,767 in 2011. The increase in revenues was attributable to an increase in the number of venues at which we promote events and the resulting increase in events promoted.

Direct Material Costs

Direct material costs increased by 379% from $96,251 in 2010 to $461,615 in 2011.  Direct material costs reflect our cost of promotion and production of events, the principal components for 2010 and 2011 being as follows:

	2011	2010
Promotion	$146,827	$52,301
Talent	124,250	27,986
Production	156,382	13,915
Travel	34,156	2,049
	$461,615	$96,251

The increase in direct material costs was attributable to the increase in events promoted and increased costs associated with efforts to gain market share.

General and Administrative Expenses and Other

General and administrative expense for 2011 increased 278% from $69,623 in 2010 to $277,548 in 2011.  The increase in general and administrative expense was attributable to the building of the market base and support systems required to support the increase of sales. The major categories included:.

	2011	2010
Wages	$121,817	$40,564
Legal and Accounting	104,739	13,680
Travel & Entertainment	17,433	9,100
Advertising	13,230	--
Office and other expenses	20,329	6,279
	$277,548	$69,623

Depreciation and Amortization

Depreciation and amortization expense increased 55% from $3,832 in 2010 to $5,964 in 2011.  The increase in depreciation and amortization expense was attributable to additional investments in fixed assets during 2011.

Other Income (Expense)

Other expense decreased to $65,488 in 2011 from $70,106 in 2010.  Other expense, during 2011 reflects interest incurred on debt under our Convertible Notes and under notes payable of XXX Acquisition that predated the Exchange totaling $118,488 and a write down of certain equipment of $2,500, partially offset by forgiveness of certain indebtedness of $55,500. The interest expense for 2011 included the expensing of the interest on the convertible debentures for the duration to their maturity. Other expense during 2010 consisted of interest expense of $70,106.

Financial Condition

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations and to satisfy our contractual obligations, primarily for the repayment of debt.

During 2011, we received $480,818 of proceeds from the issuance of Convertible Notes.  Proceeds from those note issuances constitute our principal source of capital to support our operations.

As we operated at a loss, generating negative cash flow from operations, during 2011, we believe that we will be required to either improve profitability and operating cash flow or to borrow additional funds or otherwise secure additional financing, or both, to support our operations during 2012.  Except as described below regarding our equity line of credit, we do not presently have any commitments to provide financing, if needed, to support our operations.

In connection with our MOU described above, we have established an equity line of credit in an amount up to $1,000,000 with Calm Seas. Pursuant to the terms of the equity line of credit, commencing on the effective date of the Exchange and continuing for a period of 24 months, we will have the right to put to Calm Seas shares of our common stock on a monthly basis at a price equal to 80% of the market price of our common stock.  Monthly draws under the equity line of credit facility are limited to the lesser of (1) $75,000 or (2) 150% of the average daily trading in our common stock multiplied by the average daily closing price of our common stock for the 3 trading days immediately preceding delivery of a notice of our intent to draw on the facility; provided, however, that our right to draw on the facility will be reduced as to any specific draw to the extent that the lowest bid price of our common stock during the 5 trading days following a draw is less than 75% of the average closing bid price of our common stock for the 10 trading days prior to the draw. In connection with the establishment of the equity line of credit, we have undertaken to file with the SEC a registration statement registering the shares issuable under the facility.

Cash, Cash Flows and Working Capital

We had a cash balance of $1,002 and a working capital deficit of $1,243,750 at December 31, 2011 as compared to a cash balance of $226 and a working capital deficit of $1,273,001 at December 31, 2010.   The increase in cash on hand and working capital is primarily attributable to the receipt of proceeds from our 2011 issuance of Convertible Notes.

Operations used $312,481 of cash during 2011 as compared to $2,490 used during 2010. The change in operating cash flows during 2011 was principally attributable to the increased loss incurred during 2011.

Investing activities used $146,536 of cash during 2011 as compared to $0 used during 2010.  The increase in cash used in investing activities during 2011 was attributable to advances of XXX Acquisition to a venue operator affiliated with the shareholders of Night Culture – Texas of $131,000 and purchases of equipment of $15,536.

Financing activities provided cash flows of $459,793 during 2011 as compared to $412 used during 2010.  Cash flows provided by financing activities during the 2011 period related to issuance of convertible debentures $480,818 partially offset by payments to a related party of $21,025.

Debt

At December 31, 2011, we had $480,818 of indebtedness outstanding, consisting of convertible debentures.

As noted above, the convertible debentures bear interest at 5% (18% in the event of default), mature on December 31, 2013 and are convertible into common stock at a price equal to 70% of the average closing price of our common stock over the 20 days preceding conversion, provided that conversions are prohibited to the extent that the holder’s aggregate holdings of our common stock would exceed 4.99% following conversion.

Capital Expenditures

Our capital spending for 2011 was $15,536 relating primarily to concert equipment.

As of March 1, 2012, we anticipate that our capital budget for 2012 will be approximately $933,983 relating to acquisitions of venues, additional markets equipment, and working capital. We do not presently have financial resources to support our 2012 capital budget and will require additional debt or equity financing to support that budget.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2011.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our financial statements are audited and appear immediately after the signature page of this report.  See “Index to Financial Statements” on page 21 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2011, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

Based on the evaluation performed, management concluded that our internal control over financial reporting was not effective as of December 31, 2011. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, also arising from our chief executive officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the names, ages and offices of our present executive officers and directors. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

Name	Age	Position

Michael Long	31	Chief Executive Officer, President and Director
Marcia Rosenbaum	49	Director

The following is a biographical summary of the business experience of the present directors and executive officers of the Company:

Michael Long has served as our Chief Executive Officer, President and a Director since July 2011.  Mr. Long served as President and a director of our predecessor, Night Culture, Inc., from 2008 until the Exchange in 2011.  Since November 2009, Mr. Long has also served as Chief Executive Officer of Stereo Live, LLC, an event venue operator.  From 2001 to 2008, Mr. Long served as owner and Chief Executive Officer of Company Reporter, Inc., a small business consulting firm.

Marcia Rosenbaum has served as a Director of our company since May 2005 and, from November 2008 to July 2011, was our Chief Executive Officer and Chief Financial Officer.  Since 1999, Mrs. Rosenbaum has been independent investment banker, specializing in biotechnology.  Mrs. Rosenbaum holds a B.S. in biology and chemistry and an M.S. in microbiology, both the University of Texas at El Paso, and holds a First Level Medical degree in General Medicine from The Technical University in Aachen, Germany.

Board Committees

We do not presently maintain an audit committee or compensation committee or any other committees of our board of directors.  Until such time as we add independent directors and have the financial resources to support the same, we do not anticipate maintaining any committees of our board.

Compliance with Section 16(a) of Exchange Act

Under the securities laws of the United States, our directors, its executive officers, and any person holding more than ten percent of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to disclose any failure to file by these dates during fiscal year 2011. To our knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2011. In making these disclosures, we relied solely on copies of reports filed with the SEC.

Code of Ethics

Our board of directors has adopted a Code of Business Ethics covering all of our officers, directors and employees. We require all employees to adhere to the Code of Business Ethics in addressing legal and ethical issues encountered in conducting their work. The Code of Business Ethics requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the company's best interest.

Our board of directors has also adopted a separate Code of Business Ethics for the CEO and Senior Financial Officers. This Code of Ethics supplements our general Code of Business Ethics and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Business Ethics for the CEO and Senior Financial Officers is filed as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2011 and is available for review at the SEC's web site at www.sec.gov.

Item 11.	Executive Compensation

Named Executive Officers

The following table sets forth in summary form the compensation earned during 2011 and 2010 by our named executive officers:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in PensionValue and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Long, CEO	2011 2010	34,230 16,000	— —	— —	— —	— —	— —	— —	34,230 16,000
Marcia Rosenbaum, CEO(2)	2011 2010	— —	— —	— —	— —	— —	— —	— —	— —

(1)	Includes compensation paid by our subsidiary, Night Culture, Inc.
(2)	Mrs. Rosenbaum resigned as CEO effective July 31, 2011.

Employment Agreement, Severance Pay and Change in Control Payments

We do not presently have employment agreements with any of our employees and do not maintain any arrangements for the payment of severance or other compensation in the event of or in connection with resignation, retirement or other termination of services or a change in control.  Our President and CEO provide services on an “as needed” basis and devotes a portion of his time to other ventures.

Director Compensation

We paid no compensation to our directors for service in such capacity during 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 15, 2012, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock held by (i) each person known to be the owner of more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class
Michael Long (2)	20,000,000	43.1%
Surain Adyanthaya (2)	20,000,000	43.1%
Marcia Rosenbaum	250	*
All directors and officers as a group (2 persons)	20,000,250	43.1%
_________
*           Less than 1%.

(1)
Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of March 15, 2012.

(2)	Address is c/o Nightculture, Inc., 6400 Richmond Avenue, Houston, Texas.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In 2011, prior to the Exchange, Night Culture – Texas advanced a total of $131,000 to Stereo Live, LLC, an event venue operator controlled by Michael Long and Surain Adyanthaya.  As a result of the Exchange, those advances are treated as loans to an affiliate as Messrs. Long and Adyanthaya became our principal shareholders following the Exchange.  At December 31, 2011, the balance owed by Stereo Live totaled $131,000. The advances to Stereo Live are repayable on demand with no specific repayment terms.

Item 14.	Principal Accountant Fees and Services

The following table presents fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the years ended December 31, 2011 and 2010 and fees billed for other services rendered by that firm during those periods.

	2011	2010
Audit fees (1)	$14,360	$--
Audit related fees
Tax fees
All other fees
Total	$14,360	$--

(1)
Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by in connection with statutory and regulatory filings or engagements.

We do not presently maintain an audit committee.  Accordingly, audit and non-audit services provided by the independent auditors are approved by management but not an audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.           Financial statements.  See “Index to Financial Statements” on page 21 of this report.

2.           Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Number	Filed Herewith
2.1	Shares Exchange Agreement, dated July 31, 2011, between XXX Acquisition Corp. and Night Culture, Inc.	8-K	8/4/11	10.1
2.2	Articles of Merger, dated August 26, 2011, between XXX Acquisition Corp and Night Culture, Inc.	10-Q	11/14/11	3.2
3.1	Amended and Restated Articles of Incorporation	8-K	3/20/10	3.1
3.2	Amendment to Articles of Incorporation (included in Articles of Merger referred to in Exhibit 2.2)	10-Q	11/14/11	3.2
3.3	Amended Bylaws	10-Q	11/14/11	3.1
10.1	Memorandum of Understanding, dated March 8, 2011, by and among Night Culture, Inc. and Calm Seas Capital, LLC	8-K	8/4/11	10.2
10.2	Form of Convertible Promissory Note				X
10.3	Form of Warrant				X
10.4	Assumption Agreement				X
14.1	Code of Ethics for CEO and Senior Financial Officers				X
21.1	List of subsidiaries				X
31.1	Section 302 Certification of CEO				X
32.2	Section 302 Certification of CFO				X
32.1	Section 906 Certification of CEO				X
32.2	Section 906 Certification of CFO				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Schema Document				X
101.CAL	XBRL Calculation Linkbase Document				X
101.DEF	XBRL Definition Linkbase Document				X
101.LAB	XBRL Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTCULTURE, INC.

Dated: March 29, 2012	By:	/s/ Michael Long
Michael Long
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Long	Chief Executive Officer, President and Director	March 29, 2012
Michael Long	(Principal Executive Officer and Principal Financial Officer)

/s/ Marcia Rosenbaum	Director	March 29, 2012
Marcia Rosenbaum

NIGHTCULTURE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NightCulture, Inc
Houston, Texas

We have audited the consolidated balance sheets of NightCulture, Inc. and subsidiaries (“Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Hood & Associates, CPA, P.C.
Hood & Associates, CPAs, P.C.
Tulsa, Oklahoma
March 29, 2012

NIGHTCULTURE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$1,002	$226
Total current assets	1,002	226

Note receivable –related party	131,000	--

Fixed assets, net of depreciation of $4,631	8,403
Other asset, net of amortization of $7,664 and $3,832 respectively	49,811	53,643
Total assets	$190,216	$53,869

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$121,217	$193,135
Accrued interest	458,239	340,789
Advances – related parties	22,500	43,525
Taxes	1,300	1,429
Notes payable	694,349	694,349
Total current liabilities	1,297,605	1,273,227

Long term liabilities:
Convertible debentures	480,818	--
Total liabilities	1,778,423	1,273,227

Shareholders’ deficit:

Preferred stock, par value of $.001; 10,000,000 shares authorized, 0 issued and outstanding	--	--
Common stock; par value of $0.001; 100,000,000 shares authorized, 46,453,152 and 806,644 issued and outstanding, respectively	46,453	806
Additional paid in capital	6,753,662	6,799,309
Accumulative deficit	(8,388,322)	(8,019,473)
Total shareholders' deficit	(1,588,207)	(1,219,358)
Total liabilities and shareholders' deficit	$190,216	$53,869

The accompanying notes are an integral part of these audited financial statements

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Year Ended December 31,
	2011	2010

Revenue	$441,767	$150,830
Direct costs	461,615	96,251
Gross profit	(19,848)	54,579

Operating expenses:
Depreciation and amortization	5,964	3,832
General and administrative expenses	277,548	69,623
Income (loss) from operations	(303,360)	(18,876)

Other income (expense):
Gain on debt forgiveness	55,500	--
Interest expense	(118,488)	(70,106)
Loss on equipment write down	(2,500)	--
Total other income (expenses)	(65,488)	(70,106)

Net income (loss) before taxes	$(368,848)	(88,982)

Provision for income tax	--	--

Net loss	$(368,848)	$(88,982)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average shares of common stock outstanding – basic and diluted	16,920,233	100,000,000

The accompanying notes are an integral part of these audited financial statements

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDING DECEMBER 31, 2011 AND 2010

	Common Stock		Additional	Deficit Accumulated During the Development	Total Shareholders’
	Shares	Par Value	Paid In Capital	State	Equity (Deficit)

Balance at December 31, 2009	806,644	$806	$6,799,309	$(7,930,491)	$(1,130,376)

Net loss				(88,982)	(88,982)

Balance at December 31, 2010	--	$806	$6,799,309	$(8,019,473)	$(1,219,358)

Stock issued for acquisition of subsidiary	5,000,000	5,000	(5,000)	--	--
Stock issued for 8 for1 forward split	40,646,508	40,647	(40,647)	--	--

Net loss			--	(368,848)	(368,848)

Balance at December 31, 2011	46,453,152	$46,453	$6,753,662	$(8,388,322)	$(1,588,207)

The accompanying notes are an integral part of these audited financial statements

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Years Ended December 31,
	2011	2010
Cash flow from operating activities
Net income (loss)	$(368,848)	$(88,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,965	3,832
Increase (decrease) in liabilities:
Accounts payable	(71,918)	12,391
Accrued liabilities	--	--
Accrued interest	117,449	69,435
Taxes payable	(129)	834
Net cash flow provided by (used in) operating activities	(312,481)	(2,490)

Cash flow from investing activities:
Notes receivable – related parties	(131,000)	--
Purchase of equipment	(15,536)	--
Net cash provided by(used in) investing activities	(146,536)	--

Cash flow from financing activities:
Borrowing convertible debentures	480,818	--
Payments on note payable-related party	(21,025)	(412)
Net cash provided by financing activities	459,793	(412)

Net increase (decrease) in cash	776	(2,902)
Cash- beginning of the period	226	3,128
Cash- end of the period	$1,002	$226

SUPPLEMENTAL DISCLOSURES:
Interest paid	1,308	--
Income tax paid	--	--

NON CASH INVESTING AND FINANCING ACTIVITIES

The accompanying notes are an integral part of these audited financial statements

NIGHTCULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

NightCulture, Inc. (the “Company”) was originally incorporated as Texxon, Inc. on October 6, 1998, under the laws of the State of Oklahoma. From inception until 2006, the Company's primary focus was raising capital to exploit certain exclusive platinum processing licenses.

In May 2006, Texxon and the shareholders of TelePlus completed a share exchange whereby the Company acquired all of the outstanding capital stock of TelePlus from the TelePlus shareholders pursuant to which the shareholders of TelePlus became the majority shareholders of Texxon. In November 2006, Texxon reincorporated in the State of Nevada, changed its name to Continan Communications, Inc. and amended its articles of incorporation to increase its authorized shares of common stock and preferred stock. In December 2006, the Company executed a 1-for-20 reverse stock split. In April 2008, the Company sold all the assets of its operating division and the Company ceased all business operations and began seeking a business to acquire.  In March 2009, the Company declared a 1-for-100 reverse stock split and changed its name to XXX Acquisition Corp.

On July 31, 2011, the Company completed a share exchange (the “Exchange”) with Night Culture, Inc. (“Night Culture – Texas), a Texas corporation. Under terms of the Exchange, the Company issued 5,000,000 shares of its common stock to the shareholders of Night Culture – Texas in exchange for all the outstanding shares of Night Culture – Texas. As a result of the Exchange, Night Culture – Texas became a wholly owned subsidiary of the Company, the sole officer of the Company resigned and was replaced by the sole officer of Night Culture – Texas, a director of Night Culture – Texas was appointed to the board of directors of the Company, the shareholders of Night Culture – Texas became the majority shareholders of the Company and the Company adopted the business plan of Night Culture – Texas.  In August 2011, the Company changed its name from XXX Acquisition Corp. to NightCulture, Inc. and the Company affected an 8-for-1 forward stock split.

The Exchange is being accounted for as a reverse-merger and recapitalization and Night Culture - Texas is considered the accounting acquirer for accounting purposes and XXX Acquisition the acquired company. The business of Night Culture - Texas became the business of XXX Acquisition. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of Night Culture - Texas and are recorded at the historical cost basis of Night Culture - Texas.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for years presented have been reflected herein.

Revenue Recognition

Revenue from the promotion and production of an event is recognized after the performance occurs upon settlement of the event.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Date of Management’s Review

Subsequent events have been evaluated through March 29, 2012, the date the financial statements were available to be issued.

NOTE 3 - GOING CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has incurred a net loss of $368,848 for year ended December 31, 2011.  As of December 31, 2011, the Company reported an accumulated deficit of $8,388.322. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 5 - NOTE PAYABLE

In January 2007, the Company issued a promissory note that was repayable, with interest accruing at 10%, on the earlier of December 31, 2007 or upon receipt of proceeds from a public offering of shares. During 2009 the Company agreed to convert $258,378 of debt to 56,786,461 shares of common stock. As neither has occurred, the note is in default with the outstanding balance of the note payable as of December 31, 2011with a principal balance of $649,349 plus accrued interest of $419,746.

NOTE 6 - CONVERTIBLE DEBENTURES

On December 30, 2011, Night Culture – Texas, now a wholly-owned subsidiary of the Company, issued $480,818 of convertible debentures which mature on December 30, 2013. The debentures bear interest at 5% per annum and a default rate of 18% per annum.  The debentures are convertible into common stock of Night Culture – Texas at a price equal to 70% of the average closing price of the common stock over the 20 trading day period ending prior to the date of conversion; provided, however, that a holder of debentures may not convert Debentures to the extent that the share holdings in Night Culture - Texas of such holder would exceed 4.99% following such conversion.

Under ASC-815 the debenture is considered an embedded derivative requiring measurement of it beneficial conversion feature. ASC-815-15-35-2 states i[ iif an entity cannot reliably identify and measure the embedded derivative that paragraph 815-15-25-1 requires be separated from the host contract, the entire contract shall be measured subsequently at fair value with gain or loss recognized in earnings. As the debentures were issued on December 31, 2011 and there was no market for the stock in which the debentures were convertible, a measurement of fair value and derivative liability cannot be determine. The fair value and derivative liability will be determined on each reporting period going forward.

As the debentures are convertible by the debenture holder, the interest for the life of the debenture has been expensed.

NOTE 7 - EQUITY

Common Stock

On July 30, 2011, the Company issued 5,000,000 shares of common stock to two individuals pursuant to the Exchange. See Note 1 - Organization.

On August 26, 2011, the Company affected an 8-for-1 forward split to shareholders of record on August 19, 2011. As a result of this forward stock split, the Company’s outstanding shares of common stock increased to 46,453,152.

Options

On December 31, 2011 all outstanding stock options and warrants issued in 2009 and earlier expired. The Options expired due to the timeline of termination of December 31, 2011 plus previous termination in employment of the benefactors.

Warrants

In conjunction with the issuance of the Debentures, Night Culture – Texas issued warrants to purchase 500,000 shares of common stock for each $10,000 in principal amount of debentures issued.  Warrants to purchase an aggregate of 24,040,900 shares of common stock of Night Culture – Texas were issued and outstanding as of December 31, 2011.  The warrants are exercisable until December 31, 2014 at a price equal to 70% of the average closing price of the common stock over the 20 trading day period ending prior to the date of conversion; provided, however, that a holder of warrants may not exercise warrants to the extent that the share holdings in Night Culture – Texas of such holder would exceed 4.99% following such exercise.

NOTE 8 - INCOME TAX

At December 31, 2011 and 2010, the Company had a federal net operating loss carryforward of approximately $643,710 and $289,251, respectively, which expires in varying amounts between 2030 and 2029.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$643,710	289,251
Total deferred tax assets	225,298	101,238
Less: Valuation Allowance	(225,298)	(101,238)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $225,298 and $101,238, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011 and 2010, accordingly, recorded a full valuation allowance.

The merger affected a change in control of the Company. Due to the change in control, the tax loss carryforward may only be used on a formula basis which will affect the benefit the Company can gain from the tax loss.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011 , the Company advanced to Stereo Live a net amount of $131,000, The advances  are payable on demand and bear no interest. Stereo Live is owned by the two principal stockholders of the Company, one of which is the principal officer and director of the Company.

On July 11, 2011 the Company executed an exchange agreement with NightCulture-Texas became a wholly owned subsidiary of the Company. Under the terms of the agreement the Company exchanged 5,000,000 shares of common stock for all the outstanding common stock of the subsidiary. The result of this exchange is the two shareholders of NightCulture-Texas became the majority shareholders of the Company.

NOTE 10- FORGIVENESS OF DEBT

During the year ended December 31, 2012, the Company settled various accounts payable from prior years. As a result of the settlements, the Company received a gain on debt forgiveness of $55,500.

NOTE 11 - SUBSEQUENT EVENTS

In February 2012, the Company entered into an agreement with Night Culture – Texas, its wholly owned subsidiary, and the holder of debentures and warrants in which the Company assumed all of the obligations under the debentures and warrants of NightCulture-Texas and the holders of those debentures and warrants agreed to look solely to the Company with respect to those instruments.

In March 2012, the Company has converted $480,818 of convertible debentures into 2,869,178 shares of common stock as requested by the debenture holders.