Form 10-Q
period 2012-03-31
NightCulture, Inc.
filed 2012-05-14
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-49648

NIGHTCULTURE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	73-1554122
(State of Incorporation)	(IRS Employer Identification No.)

6400 Richmond Avenue, Houston, TX	77057
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 10, 2012, the Registrant had 49,322,321 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NIGHTCULTURE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,191	$1,002
Note receivable-related party	136,000	131,000
Total current assets	138,191	132,002

Fixed assets, net of depreciation of $5,800 and $4,631 respectively	7,634	8,403
Other assets, net of accumulated amortization of $8,622 and $7,664, respectively	48,853	49,811
Total assets	$194,678	$190,216

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$544,090	$579,456
Taxes payable	4,010	1,300
Notes payable	694,349	694,349
Advances- related party	23,000	22,500
Derivative liabilities	383,743	--
Total current liabilities	1,649,192	1,297,605

Convertible debentures	--	480,818
Total liabilities	1,649,192	1,778,423

Stockholders’ equity(deficit):
Preferred stock, $0.001 par value, 1,000,000 authorized, none outstanding	--	--
Common stock, $0.001 par value, 500,000,000 authorized, 49,322,321 and 46,453,152 issued and outstanding, respectively	49,322	46,453
Additional paid-in capital	7,279,629	6,753,662
Accumulated deficit	(8,783,465)	(8,388,322)
Total stockholders’ equity (deficit)	(1,454,514)	(1,588,207)

Total liabilities and stockholders’ equity (deficit)	$194,678	$190,216

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	March 31,
	2012	2011

Revenue	$166,295	$183,657
Direct costs	99,908	102,302
Gross profit	66,387	81,355

Operating expenses:
General and administrative expense	56,706	18,081
Amortization and depreciation	2,127	958
Total operating expenses	58,833	19,039

Income from operations	7,554	62,316

Other income (expense)
Interest expense	(18,954)	(17,917)
Gain (loss) on change in fair value of derivative liabilities	(383,743)	--
Total other income (expense)	(402,697)	(17,917)

Net income (loss)	$(395,143)	$44,399

Net income (loss) per share: Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding Basic and diluted	46,908,000	6,453,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid In	Deficit	Total Shareholders’ Equity
	Shares	Par Value	Capital	Accumulated	(Deficit)
Balance at December 31, 2010	806,644	$806	$6,799,309	$(8,019,473)	$(1,219,358)

Stock issued for acquisition of subsidiary	5,000,000	5,000	(5,000)	--	--
Stock issued for 8 for 1 forward split	40,646,508	40,647	(40,647)	--	--

Net loss	--	--	--	(368,848)	(368,848)

Balance at December 31, 2011	46,453,152	46,453	6,753,662	(8,388,322)	(1,588,207)

Stock issued for conversion of debt	2,869,169	2,869	525,967	--	528,836

Net loss	--	--	--	(395,143)	(395,143)

Balance at March 31, 2012	49,322,321	$49,322	$7,279,629	$(8,783,465)	$(1,454,514)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(395,143)	$44,399
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,727	958
Loss (gain) on change in fair value of derivative liabilities	383,743	--
Changes in operating assets and liabilities:
Accounts payable and accrued expense	12,652	(24,141)
Taxes payable	2,710	(1,429)

Net cash provided by operating activities	5,689	19,787

Cash flows from investing activities:
Advances to related party	(5,000)	(25,000)
Net cash used in investing activities	(5,000)	(25,000)

Cash flows from financing activities:
Cash received from convertible debentures	--	150,000
Proceeds (payments) on advances from related party	500	(10,000)
Proceeds from notes payable	--	50,000
Net cash provided by financing activities	500	190,000

Net increase (decrease) in cash	1,189	184,787
Cash – beginning of period	1,002	226
Cash – end of period	$2,191	$185,013

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	--	--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of convertible debenture and accrued interest	$528,836	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

NightCulture, Inc. (the “Company”) is a Nevada corporation originally incorporated as Texxon, Inc. on October 6, 1998, under the laws of the State of Oklahoma.   From inception until 2011, the Company pursued various business plans under multiple names, made an acquisition pursuant to share exchange and carried out multiple reverse stock splits.  From March 2009 until July 31, 2011, the Company operated under the name XXX Acquisition Corp and conducted no operations other than seeking a business to acquire.  In August 2011, the Company changed its name to NightCulture, Inc. and carried out an 8-for-1 forward stock split.  See “Reverse Merger” below.

Reverse Merger

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

Financial Statements Presented

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2011 as reported on Form 10-K, have been omitted.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $395,143 for the quarter ending March 31, 2012.  As of March 31, 2012, the Company reported an accumulated deficit of $8,783,465.    As of March 31, 2012, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company’s plans to attain profitability, improve its liquidity and service its debt entails strategic initiatives designed to increase revenues and, in turn, profitability and efforts to secure additional capital and funding through sales of equity and potential profit sharing arrangements with partners that may agree to fund specific events.  The Company’s plans regarding sales of equity to raise capital may include accessing funding under an equity line of credit facility established in 2011 under which the Company would have the ability to put up to $1,000,000 of its common stock to the provider of the facility based on sales of shares at a discount to the price of the Company’s common stock.  Access to funding under the equity line of credit facility is contingent on, among other things, filing a registration statement with the Securities and Exchange Commission covering the shares underlying the equity line of credit facility and having the registration statement declared effective.  There is no assurance that the Company will be successful in its efforts to grow its revenues and profitability or to secure additional equity funding, through the equity line of credit facility or otherwise.

NOTE 3 – DERIVATIVE INSTRUMENTS

The Company evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Under ASC-815 the warrants issued in 2011 (See Note 8) are considered an embedded derivative requiring measurement of it beneficial conversion feature. ASC-815-15-35-2 states if an entity cannot reliably identify and measure the embedded derivative that paragraph 815-15-25-1 requires be separated from the host contract, the entire contract shall be measured subsequently at fair value with gain or loss recognized in earnings. As the warrants were issued during the year ending December 31, 2011and there was no market for the stock in which the warrants were exercisable, a measurement of fair value and derivative liability could not be determined. The fair value and derivative liability will be determined on each reporting period going forward.  During the quarter ended March 31, 2012, the Company’s common stock commenced trading and the embedded derivative was measured and recorded as a liability and a loss.

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 –
Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 -
Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 –
Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as March 31, 2012.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
March 31, 2012
LIABILITIES:
Derivative liabilities	$--	$--	$383,743	$383,743

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 5 – NOTE PAYABLE

The Company issued a promissory note to First Bridge Capital Inc., on January 20, 2007 with interest accruing at 10%. The principal along with the accrued interest was due on or before December 31, 2007 or on the date the Company receives proceeds from the public offering of its shares, whichever is earlier.  During the period ending March, 2009 the Company agreed to convert $258,378 of debt to 56,786,461 shares of common stock. As neither has occurred, the note is in default with the outstanding balance of the note payable as of March 31, 2012 with a principal balance of $649,349 plus accrued interest of $392,863 for a total amount of $1,087,212.

NOTE 6 – CONVERTIBLE DEBENTURES

During the year ending December 31, 2011, Night Culture – Texas, now a wholly-owned subsidiary of the Company, issued $480,818 of convertible debentures (the “Debentures”) which mature on December 30, 2013. The Debentures bear interest at 5% per annum and a default rate of 18% per annum.  The Debentures are convertible into common stock of Night Culture – Texas at a price equal to 70% of the average closing price of the common stock over the 20 trading day period ending prior to the date of conversion; provided, however, that a holder of Debentures may not convert Debentures to the extent that the share holdings in Night Culture - Texas of such holder would exceed 4.99% following such conversion.

On February 27, 2012 the Company, (NightCulture- Nevada) assumed the convertible debentures and warrants and there liabilities under the terms as issued by its subsidiary NightCulture- Texas.

During the quarter ending March 2012, the Company converted, as requested by the Debenture holders, $480,818, or all, of the Debentures and accrued interest into 2,869,178 shares of common stock. (See Note 7 – Equity)

NOTE 7 – EQUITY

On July 30, 2011, the Company issued 5,000,000 shares of common stock to two individuals in exchange of all the outstanding shares (100,000,000) of Night Culture - Texas.  The issuance of the shares caused a change in control of the Company.

On August 26, 2011, the Company effected an eight-for-one (8-for-1) forward split to shareholders of record on August 19, 2011.  As a result of this forward stock split, the Company’s outstanding shares of common stock increased to 46,453,152.

In March 2012, the Company converted $480,818 of Debentures and accrued interest into 2,869,178 shares of common stock as requested by the Debenture holders. (See Note 6 –Convertible Debentures)

NOTE 8 – WARRANTS

In conjunction with the issuance of the Debentures, Night Culture – Texas issued warrants (the “Warrants”) to purchase 500,000 shares of common stock for each $10,000 in principal amount of Debentures issued.  On February 27, 2012, the Company assumed all obligations under the Warrants. At March 31, 2012, Warrants to purchase an aggregate of 24,040,900 shares of the Company’s common stock were issued and outstanding.  The Warrants are exercisable until December 31, 2014 at a price equal to 70% of the average closing price of the common stock over the 20 trading day period ending prior to the date of conversion; provided, however, that a holder of Warrants may not exercise Warrants to the extent that the share holdings of such holder would exceed 4.99% following such exercise.

The Company’s stock commenced trading on January 18, 2012 and, as the Warrants are convertible at 70% of the trailing 20 day closing price, the determination of a fair value using the trading price of the Company stock or comparative companies was not an accurate basis.  Thus the Company elected to determine the fair value at the period ending March 31, 2012 as its basis for changes in fair value in future periods.

The fair value of each Warrant granted was determined using the Black-Scholes pricing model and the following assumptions:

	March 31,
	2012	2011

Discount rate	0.03%	--
Expected life	2.75 years	--
Volatility	10.0%	--
Expected dividends	0.0%	--

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, the Company advanced to Stereo Live a net amount of $131,000. The advances are payable on demand and bear no interest. Stereo Live is owned by the two principal stockholders of the Company, one of which is the principal officer and director of the Company.

During the quarter ended March 31, 2012, the Company advanced an additional $5,000 to Stereo Live.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in our filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

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

2012 Developments

During the quarter ended March 31, 2012, the following events affected our financial position and results of operations:

Conversion of Debentures.  During the quarter, all outstanding Debentures, in the principal amount of $480,818 plus accrued interest in the amount of $20,745, were converted into an aggregate of 2,869,178 shares of our common stock.

Recording of Derivative Liabilities.  During the quarter, our stock began trading on a public market and we recorded as a derivative liability, the embedded derivative identified in the warrants in the amount of $383,743.

Results of Operations

Revenue

Revenues for the quarter ended March 31, 2012 were $166,295, down 10.4%, compared to $185,657 during the same period in 2011. The decline in revenues was attributable to lower revenue collected per event.

Direct Costs

Direct costs were $99,908 for the quarter ended March 31, 2012, down 2.3%, compared to $102,302 for the same period in 2011. As a percentage of revenues direct cost was 60.1% in 2012 and 55.7% in 2011.  The change in direct cost as a percentage of sales in 2012 over 2011 was due to higher  production and travel as related to revenue in 2012.

The principal direct costs for the two periods were as follows:

	Quarter Ended March 31,
	2012	2011
Promotion	$13,142	$14,320
Talent	5,606	6,185
Production	71,107	72,344
Travel	10,053	9,453
	$99,908	$102,302

General and Administrative Expenses

General and administrative expense for the quarter ended March 31, 2012 were $56,707, an increase of 213.6%, compared to $18,081 for the same period in 2011.  The increase in general and administrative expense was attributable to increased staffing and other investments to support our planned growth initiatives.

The principal general and administrative expenses for the periods were as follows:

	Quarter Ended March 31,
	2012	2011
Wages	$40,699	$4,425
Legal and Accounting	11,800	8,409
Travel & Entertainment	555	3,289
Office and other expenses	4,208	1,958
	$56,707	$18,081

Depreciation and Amortization

Depreciation and amortization expense incurred in the quarter ended March 31, 2012 was $2,127 compared to $958 in 2011.  The increase in depreciation and amortization expense was attributable to additional fixed assets being depreciated in 2012.

Other Income (Expense)

Other income and expense, net, totaled an expense of $402,697 for the quarter ending March 31, 2012, consisting of interest expense of $18,954 and loss on change in fair value of derivative liabilities of $383,743, compared to $17,917 of interest expense in the same quarter in 2011. The loss on change in fair value of derivative liabilities reflect the initial measurement of the derivative liability on the outstanding warrants.

Financial Condition

Cash, Cash Flows and Working Capital

At March 31, 2012, we had a cash balance of $2,191 and a working capital deficit of $1,511,000 as compared to a cash balance of $1,002 and a working capital deficit of $1,243,750 at December 31, 2011.  The adverse change in working capital reflected our recording of our non-cash derivative liability in the amount of $383,743.

Net cash provided in operations for the quarter ending March 31, 2012 was $5,689 compared to $19,787 provided in the same period in 2011.

Net cash used in investing activities for the period ending March 31, 2012 was $5,000 and $25,000 for the same period in 2011.  Cash used in investing activities for both periods relates to advances to a venue operator controlled by our principal shareholders.

Net cash provided by financing activities during the quarter ended March 31, 2012 was $500 and $190,000 for the same period in 2011. Financing activities in 2012 reflect repayment of certain advances and in 2011were the result of the issuance of $150,000 of 5% interest bearing convertible debentures and $50,000 of notes payable less a reduction of $10,000 with repayments to related parties.

Liquidity and Capital Resources

Our principal requirement for capital is to fund our operating deficits and growth initiatives and satisfy our contractual obligations and outstanding debt and payables.

During 2011, we received $480,818 of proceeds from the issuance of Convertible Debentures.  During the quarter ended March 31, 2012, all of the Convertible Debentures were converted to common stock and no amounts owed on the debentures at March 31, 2012.

As we operated at a loss, generating negative cash flow from operations, during the quarter ended March 31, 2012, we believe that we will be required to either improve profitability and operating cash flow or to borrow additional funds or otherwise secure additional financing, or both, to support our operations during 2012.  Except as described below regarding our equity line of credit, we do not presently have any commitments to provide financing, if needed, to support our operations.

In 2011, we have established an equity line of credit in an amount up to $1,000,000 with Calm Seas. Pursuant to the terms of the equity line of credit, commencing on the effective date of the Exchange and continuing for a period of 24 months, we will have the right to put to Calm Seas shares of our common stock on a monthly basis at a price equal to 80% of the market price of our common stock.  Monthly draws under the equity line of credit facility are limited to the lesser of (1) $75,000 or (2) 150% of the average daily trading in our common stock multiplied by the average daily closing price of our common stock for the 3 trading days immediately preceding delivery of a notice of our intent to draw on the facility; provided, however, that our right to draw on the facility will be reduced as to any specific draw to the extent that the lowest bid price of our common stock during the 5 trading days following a draw is less than 75% of the average closing bid price of our common stock for the 10 trading days prior to the draw. In connection with the establishment of the equity line of credit, we have undertaken to file with the SEC a registration statement registering the shares issuable under the facility.  To date, no registration statement has been filed relative to the equity line of credit and there is no assurance that we will ever be able to access funds under that facility or that we will be able secure other capital needed to support our operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2012.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2012, the Company issued 2,869,178 shares of common stock pursuant to the conversion of $480,818 of convertible debentures and accrued interest thereon.  The shares were issued to a limited number of investors without general advertising or solicitation pursuant to the exemption from registration provided for in Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

Exhibit No.	Description

31	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTCULTURE, INC.

Date: May 14, 2012	By:	/s/Michael Long
Michael Long
Chief Executive Officer
(Acting Principal Financial and Accounting Officer and Duly Authorized Officer)