Form 10-Q
period 2012-06-30
NightCulture, Inc.
filed 2012-08-13
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012, the Registrant had 49,332,321 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NIGHTCULTURE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,562	$13,105
Inventory	13,653	11,387
Total current assets	74,215	24,492

Fixed assets, net of depreciation of $25,302 and $19,322 respectively	10,263	9,713
Other assets, net of accumulated amortization of $26,330 and $21,064, respectively	51,245	56,511
Total assets	$135,723	$90,716

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$710,621	$604,940
Taxes payable	6,246	3,537
Notes payable	694,349	694,349
Advances- related party	22,500	22,500
Derivative liabilities	115,171	--
Total current liabilities	1,548,887	1,325,326

Convertible debentures	--	480,818
Total liabilities	1,548,887	1,806,144

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 1,000,000 authorized, none outstanding	--	--
Common stock, $0.001 par value, 500,000,000 authorized, 49,322,321 and 46,453,152 issued and outstanding, respectively	49,322	46,453
Additional paid-in capital	7,468,580	6,942,613
Accumulated deficit	(8,931,066)	(8,704,494)
Total stockholders’ equity (deficit)	(1,431,164)	(1,715,428)

Total liabilities and stockholders’ equity (deficit)	$135,723	$90,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$695,019	$295,217	$1,248,071	$640,791
Direct costs	322,706	171,363	472,036	294,784
Gross profit	372,313	123,854	776,035	346,007

Operating expenses:
Depreciation and amortization expense	5,112	4,308	8,913	5,266
General and administrative expense	411,725	245,650	840,349	386,290
Total operating expenses	416,837	249,958	849,262	391,556

Income (loss) from operations	(44,524)	62,316	(73,227)	(45,549)

Other income (expense)
Interest expense	(18,320)	(18,084)	(37,273)	(36,000)
Loss on equipment	(900)	--	(900)	--
Gain (loss) on change in fair value of derivative liabilities	268,572	--	(151,171)	--
Total other income (expense)	249,352	(18,084)	(153,344)	(36,000)

Net income (loss)	$204,828	$(144,188)	$(226,571)	$(81,549)

Net income (loss) per share:
Basic and diluted	$0.00	$(0.02)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	49,322,331	6,453,152	46,908,000	6,453,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(226,571)	$(81,549)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,716	5,265
Loss (gain) on change in fair value of derivative liabilities	115,171	--
Changes in operating assets and liabilities:
Bank overdraft	--	(1,684)
Inventory	(2,267)	--
Accounts payable and accrued expense	153,700	19,330
Taxes payable	2,708	1,458

Net cash provided by (used in) operating activities	47,457	(57,180)

Cash flows from investing activities:
Acquisition of fixed assets	--	(5,573)
Net cash used in investing activities	--	(5,573)

Cash flows from financing activities:
Cash received from convertible debentures	--	350,000
Proceeds (payments) on advances from related party	--	(21,025)
Net cash provided by financing activities	--	328,975

Net increase (decrease) in cash	47,457	266,222
Cash – beginning of period	13,105	226
Cash – end of period	$60,562	$266,448

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of convertible debenture and accrued interest	$528,836	$--

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

NightCulture, Inc. (the “Company”) is incorporated under the laws of the State of Nevada. The Company operates in the event promotion business.

The Company was originally incorporated as Texxon, Inc. on October 6, 1998, under the laws of the State of Oklahoma.   From inception until 2011, the Company pursued various business plans under multiple names, made an acquisition pursuant to a share exchange and carried out multiple reverse stock splits.  From March 2009 until July 31, 2011, the Company operated under the name XXX Acquisition Corp and conducted no operations other than seeking a business to acquire.  Since completion of an Exchange (defined below) in July 2011, the Company has been engaged in the event promotion business. In August 2011, the Company changed its name to NightCulture, Inc. and carried out an 8-for-1 forward stock split.  See “Reverse Merger” below.  In May 2012, the Company acquired Stereo Live, a related event venue operator, as a wholly-owned subsidiary. See “Stereo Live Acquisition” below.

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

The Exchange was accounted for as a reverse-merger and recapitalization and Night Culture - Texas is considered the accounting acquirer for accounting purposes and XXX Acquisition the acquired company. The business of Night Culture - Texas became the business of XXX Acquisition. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of Night Culture - Texas and are recorded at the historical cost basis of Night Culture - Texas.

Stereo Live Acquisition

On May 21, 2012, the Company acquired from Michael Long and Surain Adyanthaya 100% ownership of Stereo Live, LLC, a Texas limited liability company (“Stereo Live”), in exchange for the issuance of one share of stock to each of Messrs. Long and Adyanthaya and the agreement of the Company to indemnify Messrs. Long and Adyanthaya against any obligations of Stereo Live that may have been guaranteed by those individuals. Stereo Live is the owner/operator of a live music venue located at 6400 Richmond Avenue, Houston, Texas.  Messrs. Long and Adyanthaya are the principal shareholders of the Company and, at the time of the Company’s acquisition of Stereo Live, Stereo Live was indebted to the Company in the amount of $151,500.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $226,571 for the six months ending June 30, 2012.  As of June 30, 2012, the Company reported an accumulated deficit of $8,931,066.   As of June 30, 2012, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Under ASC-815 the warrants issued in 2011 (See “Note 8 – Warrants” below) are considered an embedded derivative requiring measurement of it beneficial conversion feature. ASC-815-15-35-2 states if an entity cannot reliably identify and measure the embedded derivative that paragraph 815-15-25-1 requires be separated from the host contract, the entire contract shall be measured subsequently at fair value with gain or loss recognized in earnings. As the warrants were issued during the year ending December 31, 2011and there was no market for the stock in which the warrants were exercisable, a measurement of fair value and derivative liability could not be determined. The fair value and derivative liability will be determined on each reporting period going forward.

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

Level 2 -
Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 –
Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as June 30, 2012.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities - at inception	$--	$--	$(383,743)	$	(383,743)
Change in derivative liability	--	--	268,572		268,572
Derivative liability as of June 30, 2012	--	--	(115,171)		(115,171)

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 5 – NOTE PAYABLE

The Company issued a promissory note to First Bridge Capital Inc., on January 20, 2007 with interest accruing at 10%. The principal along with the accrued interest was due on or before December 31, 2007 or on the date the Company receives proceeds from the public offering of its shares, whichever is earlier.  During the period ending March, 2009 the Company agreed to convert $258,378 of debt to 56,786,461 shares of common stock. As neither has occurred, the note is in default with the outstanding balance of the note payable as of June 30, 2012 with a principal balance of $649,349 plus accrued interest of $444,936 for a total amount of $1,094,285.

NOTE 6 – CONVERTIBLE DEBENTURES

During the year ending December 31, 2011, Night Culture – Texas, now a wholly-owned subsidiary of the Company, issued $480,818 of convertible debentures (the “Debentures”) maturing on December 30, 2013. The Debentures accrued interest at 5% per annum with a default rate of 18% per annum.  The Debentures were convertible into common stock of Night Culture – Texas at a price equal to 70% of the average closing price of the common stock over the 20 trading day period ending prior to the date of conversion; provided, however, that a holder of Debentures could not convert Debentures to the extent that the share holdings in Night Culture - Texas of such holder would exceed 4.99% following such conversion.

On February 27, 2012, following the Company’s acquisition of NightCulture – Texas, the Company, (NightCulture - Nevada) assumed the convertible debentures and warrants and there liabilities under the terms as issued by its subsidiary NightCulture - Texas.

During the six months ending June 2012, the holders of the Debentures converted all $480,818 of the Debentures, and accrued interest, into 2,869,178 shares of common stock. (See “Note 7 – Equity”).

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

In March 2012, the Company issued 2,869,178 shares of common stock to the Debenture holders on conversion of $480,818 plus accrued interest owing on the Debentures. (See “Note 6 – Convertible Debentures”).

NOTE 8 – WARRANTS

In conjunction with the issuance of the Debentures, Night Culture – Texas issued warrants (the “Warrants”) to purchase 500,000 shares of common stock for each $10,000 in principal amount of Debentures issued.  On February 27, 2012, the Company assumed all obligations under the Warrants. At June 30, 2012, Warrants to purchase an aggregate of 24,040,900 shares of the Company’s common stock were issued and outstanding.  The Warrants are exercisable until December 31, 2014 at a price equal to 70% of the average closing price of the common stock over the 20 trading day period ending prior to the date of conversion; provided, however, that a holder of Warrants may not exercise Warrants to the extent that the share holdings of such holder would exceed 4.99% following such exercise.

The Company’s stock commenced trading on January 18, 2012 and, as the Warrants are convertible at 70% of the trailing 20 day closing price, the determination of a fair value using the trading price of the Company stock or comparative companies was not an accurate basis.  Thus, the Company elected to determine the fair value at March 31, 2012 as its basis for changes in fair value in future periods and re-determines value each quarter thereafter.

The fair value of each Warrant granted was determined using the Black-Scholes pricing model and the following assumptions:

	June 30,
	2012	2011

Discount rate	0.03%	--
Expected life	2.50 years	--
Volatility	327%	--
Expected dividends	0.0%	--

NOTE 9 – ACQUISITION OF STEREO LIVE

On May 21, 2012, the Company acquired from Michael Long and Surain Adyanthaya 100% ownership of Stereo Live, LLC, a Texas limited liability company (“Stereo Live”), in exchange for the issuance of one share of stock to each of Messrs. Long and Adyanthaya and the agreement of the Company to indemnify Messrs. Long and Adyanthaya against any obligations of Stereo Live that may have been guaranteed by those individuals.   Messrs. Long and Adyanthaya are the principal shareholders of the Company.

SEC S-X Regulation 210.3-05 guideline states if an acquired business is under common control or management; the financial statement presentation shall be presented on a combined basis for the period they are under common control.  Based on this guideline the financials of the Company and Stereo Live have been combined in this report.

NOTE 10 – RELATED PARTY TRANSACTIONS

On May 21, 2012, the Company acquired Stereo Live.  See “Note 1 – Organization and Basis of Presentation – Stereo Live Acquisition” above.  The owners of Stereo Live are the controlling shareholders of the Company

Prior to the acquisition of Stereo Live, the Company paid certain amounts to Stereo Live relative to the use of Stereo Live facilities to host events promoted by the Company and made certain loans to Stereo Live. At the time of the acquisition, Stereo Live was indebted to the Company in the amount of $151,500.

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

On May 21, 2012, the Company acquired from Michael Long and Surain Adyanthaya 100% ownership of Stereo Live, LLC, a Texas limited liability company (“Stereo Live”), in exchange for the issuance of one share of stock to each of Messrs. Long and Adyanthaya and the agreement of the Company to indemnify Messrs. Long and Adyanthaya against any obligations of Stereo Live that may have been guaranteed by those individuals. Stereo Live is the owner/operator of a live music venue located at 6400 Richmond Avenue, Houston, Texas.  Messrs. Long and Adyanthaya are the principal shareholders of the Company.

The accompanying financial statements reflect the operating results of the Company for all periods presented and the operating results of Stereo Live from and after May 21, 2012, the date of acquisition.

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “NightCulture,” the “Company,” “we,” “us” and “our” or similar terms are to NightCulture, Inc. (formerly XXX Acquisition) and its consolidated subsidiaries in reference to dates subsequent to the Exchange and to Night Culture - Texas in reference to dates prior to the Exchange

Overview

Our principal line of business is promoting and producing, and selling merchandise at, live concerts, primarily in the Electronic Dance Music (EDM) genre and, since May 2012, hosting entertainment events at our Stereo Live venue. Since 2009, we have promoted and/or produced in excess of 200 live concerts. To date, we have organized events principally in Houston, San Antonio, Austin and Oklahoma City.

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

Commencing with our acquisition of Stereo Live in May 2012, we also derive revenues from venue rentals, beverage sales and other related fees and charges derived from operation of our Stereo Live venue.

Our principal costs of generating revenues are direct costs associated with promotion and production of events, including, but not limited to, venue costs, advertising, ticketing agency costs and costs of event support personnel.  With our acquisition of Stereo Live, our principal costs also include costs of beverage sales, venue lease expense and venue operating personnel.

2012 Developments

During the six months ended June 30, 2012, the following events affected our financial position and results of operations:

Conversion of Debentures.  All outstanding Debentures, in the principal amount of $480,818 plus accrued interest in the amount of $20,745, were converted into an aggregate of 2,869,178 shares of our common stock.

Recording of Derivative Liabilities.  During the six months period, our stock began trading on a public market and we recorded as a derivative liability, the embedded derivative identified in the warrants in the amount of $115,171.

Stereo Live Acquisition.  On May 21, 2012, we acquired 100% ownership of Stereo Live, an entertainment venue operator, from our two principal shareholders in exchange for an aggregate of two shares of common stock.  As a result of the acquisition, operating results of Stereo Live are included in the Company’s consolidated statements of operations and cash flows and intercompany amounts have been eliminated in consolidation.

Results of Operations

Revenue

Revenues for the three and six months ended June 30, 2012 were $695,019 and $1,248,071, compared to $295,217 and $640,791 during the same periods in 2011. The increase in revenues was attributable to expanded concert promotion efforts and the addition of revenues from the operation of Stereo Live.

Direct Costs

Direct costs were $322,706 and $472,036 for the three and six months ended June 30, 2012, an increase of 188% and 160% respectively compared to $171,363 and $294,784 for the same period in 2011. As a percentage of revenues direct costs were 46.3% and 37.8% in 2012 compare to 58.4% and 46% in 2011.  The change in direct cost as a percentage of sales in 2012 over 2011 was due to lower production costs as related to revenue in 2012.

The principal direct costs for the two periods were as follows:

	Six Months Ended June 30,
	2012	2011
Promotion	$22,588	$40,901
Talent	122,019	62,000
Production	210,884	109,515
Beverages	116,545	82,368
	$472,036	$294,784

General and Administrative Expenses

General and administrative expense for the three and six months ended June 30, 2012 were $411,725 and $840,349, an increase of 213.6%, compared to $245,650 and $386,290 for the same periods in 2011.  The increase in general and administrative expense was attributable to increased staffing and other investments to support our planned growth initiatives. The principal general and administrative expenses for the six month periods were as follows:

	Six Months Ended June 30,
	2012	2011
Wages	$183,010	$67,239
Legal and Accounting	82,623	27,528
Venue	295,615	228,829
Travel & Entertainment	6,521	12,237
Office and other expenses	272,580	50,457
	$840,349	$386,290

Depreciation and Amortization

Depreciation and amortization expense incurred in the three and six months ended June 30, 2012 was $5,112 and $8,913 compared to $4,308 and $5,266 in 2011.  The increase in depreciation and amortization expense was attributable to additional fixed assets being depreciated in 2012.

Other Income (Expense)

Other income (expense) consists principal of interest expense and gain/ (loss) on changes in the value of derivative liability associated with outstanding warrants. Other income and expense, net, totaled income of $249,353 for the three months period and expense of $153,344 for the six months ending June 30, 2012 compared to $18,084 and $36,000 in the same periods in 2011. The change in other income (expense) was attributable to the change in fair value of derivative liabilities to reflect the calculated value less the initial measurement of the derivative liability on the outstanding warrants.

Financial Condition

Cash, Cash Flows and Working Capital

At June 30, 2012, we had a cash balance of $60,562 and a working capital deficit of $1,413,164 as compared to a cash balance of $13,105 and a working capital deficit of $1,243,750 at December 31, 2011.  The change in working capital reflected our recording of our non-cash derivative liability in the amount of $15,171. The changes in cash and working capital reflects our acquisition of Stereo Live and the elimination of intercompany transactions.

Net cash provided in operations for the six months ending June 30, 2012 was $47,457 compared to net cash used in operations of $57,180 provided in the same period in 2011.   The increase in cash provided in operations was principally attributable to an increase in accounts payable and accrued expenses during 2012.

Net cash used in investing activities for the period ending June 30, 2012 was zero compared to $5,573 for the same period in 2011.  Cash used in investing activities relates to acquisition of equipment during the 2011 period

Net cash provided by financing activities during the six months ended June 30, 2012 was zero compared to $328,975 for the same period in 2011. Financing activities in 2011 reflect repayment of certain advances of $21,025 and the issuance of $350,000 of 5% interest bearing convertible debentures.

Liquidity and Capital Resources

Our principal requirement for capital is to fund our operating deficits and growth initiatives and satisfy our contractual obligations and outstanding debt and payables.

During 2011, we received $480,818 of proceeds from the issuance of Convertible Debentures.  During the six months ended June 30, 2012, all of the Convertible Debentures were converted to common stock and no amounts owed on the debentures at June 30, 2012.

As we continued to operate at a loss during the six months ended June 30, 2012, we believe that we will be required to either improve profitability and operating cash flow or to borrow additional funds or otherwise secure additional financing, or both, to support our operations during 2012.  Except as described below regarding our equity line of credit, we do not presently have any commitments to provide financing, if needed, to support our operations.

In 2011, we established an equity line of credit in an amount up to $1,000,000 with Calm Seas. Pursuant to the terms of the equity line of credit, commencing on the effective date of the Exchange and continuing for a period of 24 months, we will have the right to put to Calm Seas shares of our common stock on a monthly basis at a price equal to 80% of the market price of our common stock.  Monthly draws under the equity line of credit facility are limited to the lesser of (1) $75,000 or (2) 150% of the average daily trading in our common stock multiplied by the average daily closing price of our common stock for the 3 trading days immediately preceding delivery of a notice of our intent to draw on the facility; provided, however, that our right to draw on the facility will be reduced as to any specific draw to the extent that the lowest bid price of our common stock during the 5 trading days following a draw is less than 75% of the average closing bid price of our common stock for the 10 trading days prior to the draw. In connection with the establishment of the equity line of credit, we have undertaken to file with the SEC a registration statement registering the shares issuable under the facility.  To date, no registration statement has been filed relative to the equity line of credit and there is no assurance that we will ever be able to access funds under that facility or that we will be able secure other capital needed to support our operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2012.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012. Such conclusion reflects the identification as material weakness: (1) the lack of written procedures and job descriptions within the Company and (2) our principal accounting officer’s lack accounting expertise.  Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

31	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTCULTURE, INC.

Dated: August 13, 2012	By:	/s/ Michael Long
Michael Long
Chief Executive Officer
(Acting Principal Financial and Accounting Officer and Duly Authorized Officer)