Form 10-Q
period 2012-09-30
NightCulture, Inc.
filed 2012-11-13
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 12, 2012, the Registrant had 50,332,321 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NIGHTCULTURE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,801	$13,105
Inventory	14,551	11,387
Total current assets	20,352	24,492

Fixed assets, net of depreciation of $26,472 and $19,322 respectively	9,093	9,713
Other assets, net of accumulated amortization of $29,764 and $21,064, respectively	637,811	56,511
Total assets	$667,256	$90,716

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$598,303	$604,940
Taxes payable	6,246	3,537
Notes payable	694,349	694,349
Advances- related party	22,500	22,500
Derivative liabilities	118,211	--
Total current liabilities	1,439,609	1,325,326

Convertible debentures	500,000	480,818
Total liabilities	1,939,608	1,806,144

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 1,000,000 authorized, none outstanding	--	--
Common stock, $0.001 par value, 500,000,000 authorized, 50,322,321 and 46,453,152 issued and outstanding, respectively	50,322	46,453
Additional paid-in capital	7,757,580	6,942,613
Accumulated deficit	(9,080,255)	(8,704,494)
Total stockholders’ equity (deficit)	(1,272,353)	(1,715,428)

Total liabilities and stockholders’ equity (deficit)	$667,256	$90,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$483,804	$386,137	$1,731,877	$1,026,928
Direct costs	234,622	269,501	707,477	540,727
Gross profit	249,182	116,636	1,024,400	486,201

Operating expenses:
Depreciation and amortization expense	4,599	2,832	13,517	14,798
General and administrative expense	371,522	354,389	1,210,992	764,238
Total operating expenses	(371,121)	(357,221)	1,224,509	779,036

Income (loss) from operations	(126,939)	(240,585)	(200,109)	(292,835)

Other income (expense)
Interest expense	(19,268)	(22,208)	(56,541)	(58,208)
Loss on equipment	--	--	(900)	--
Gain (loss) on change in fair value of derivative liabilities	(3,040)	--	(118,211)	--
Total other income (expense)	(22,308)	(22,208)	(175,652)	(58,208)

Net income (loss)	$(149,247)	$(262,793)	$(375,761)	$(351,043)

Net income (loss) per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	49,509,134	6,453,152	48,589,053	6,453,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(375,761)	$(351,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	9,320	221
Loss (gain) on change in fair value of derivative liabilities	118,211	--
Changes in operating assets and liabilities:
Bank overdraft	--	(1,684)
Inventory	(3,164)	--
Accounts payable and accrued expense	41,381	60,208
Taxes payable	2,709	2,408

Net cash provided by (used in) operating activities	(207,304)	(289,890)

Cash flows from investing activities:
Acquisition of other assets	(300,000)	--
Net cash used in investing activities	(300,000)	--

Cash flows from financing activities:
Cash received from convertible debentures	500,000	350,000
Proceeds (payments) on advances from related party	--	(21,025)
Net cash provided by financing activities	500,000	328,975

Net increase (decrease) in cash	(7,304)	39,085
Cash – beginning of period	13,105	226
Cash – end of period	$5,801	$39,311

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of convertible debenture and accrued interest	$528,836	$--
Stock issued for purchase of assets	$290,000	--

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

NightCulture, Inc. (the “Company”) is incorporated under the laws of the State of Nevada. The Company operates in the event promotion business.

The Company was originally incorporated as Texxon, Inc. on October 6, 1998, under the laws of the State of Oklahoma.   From inception until 2011, the Company pursued various business plans under multiple names, made an acquisition pursuant to a share exchange and carried out multiple reverse stock splits.  From March 2009 until July 31, 2011, the Company operated under the name XXX Acquisition Corp and conducted no operations other than seeking a business to acquire.  Since completion of an Exchange (defined below) in July 2011, the Company has been engaged in the event promotion business. In August 2011, the Company changed its name to NightCulture, Inc. and carried out an 8-for-1 forward stock split.  See “Reverse Merger” below.  In May 2012, the Company acquired Stereo Live, a related event venue operator, as a wholly-owned subsidiary. See “Stereo Live Acquisition” below.   In September 2012, the Company acquired the assets of Full Access, an event promotion operator in Dallas, Texas.  See “Full Access Acquisition” below.

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

Full Access Acquisition

On September 13, 2012, the Company entered into a purchase agreement with two individuals to acquire, and did acquire, the assets of Full Access, a promotions and production business in the Dallas, Texas market. Under terms of the agreement, the Company paid the individuals $300,000 cash plus issued 1,000,000 shares of common stock with a value of $290,000, for a total purchase price of $590,000.  In addition the Company entered into a three year employment agreement with one of the sellers. The Company agreed to pay the individual $50,000 per year in salary plus 20% of the net profit from events produced and promoted in the Dallas market. The Company also entered into a two year advisory consulting agreement with the second seller. Under the terms of this agreement, the Company agreed to pay 10% of the net received from events produced and promoted in the Dallas market.

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

Reclassifications of Prior Period Statements

Certain reclassifications of prior period consolidated financial statement balances have been made to conform to current reporting practices, including the consolidation of balances and operating results of Stereo Live for all 2011 periods.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $375,761 for the nine months ending September 30, 2012.  As of September 30, 2012, the Company reported an accumulated deficit of $9,080,255.  As of September 30, 2012, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Under ASC-815 the convertible debentures and warrants issued (See “Note 8 – Convertible Debentures and Note 8 – Warrants” below) are considered an embedded derivative requiring measurement of it beneficial conversion feature. ASC-815-15-35-2 states if an entity cannot reliably identify and measure the embedded derivative that paragraph 815-15-25-1 requires be separated from the host contract, the entire contract shall be measured subsequently at fair value with gain or loss recognized in earnings.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as September 30, 2012.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities - at inception	$--	$--	$(660,221)	$	(660,221)
Change in derivative liability	--	--	542,000		542,000
Derivative liability as of September 30, 2012	--	--	(118,211)		(118,211)

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 5 – NOTE PAYABLE

The Company issued a promissory note to First Bridge Capital Inc., on January 20, 2007 with interest accruing at 10%. The principal along with the accrued interest was due on or before December 31, 2007 or on the date the Company receives proceeds from the public offering of its shares, whichever is earlier.  During the period ending March, 2009 the Company agreed to convert $258,378 of debt to 56,786,461 shares of common stock. As neither has occurred, the note is in default with the outstanding balance of the note payable as of September 30, 2012 with a principal balance of $649,349 plus accrued interest of $463,527 for a total amount of $1,112,876.

NOTE 6 – CONVERTIBLE DEBENTURES

2011 Debentures

During the year ending December 31, 2011, Night Culture – Texas, now a wholly-owned subsidiary of the Company, issued $480,818 of convertible debentures (the “2011 Debentures”) maturing on December 30, 2013. The Debentures accrued interest at 5% per annum with a default rate of 18% per annum.  The 2011 Debentures were convertible into common stock of Night Culture – Texas at a price equal to 70% of the average closing price of the common stock over the 20 trading day period ending prior to the date of conversion; provided, however, that a holder of 2011 Debentures could not convert 2011 Debentures to the extent that the share holdings in Night Culture - Texas of such holder would exceed 4.99% following such conversion. On February 27, 2012, following the Company’s acquisition of NightCulture – Texas, the Company, (NightCulture - Nevada) assumed the 2011 debentures and accompanying warrants under the terms as issued by its subsidiary NightCulture - Texas.

During the nine months ending September 2012, the holders of the 2011 Debentures converted all $480,818 of the 2011 Debentures, and accrued interest, into 2,869,178 shares of common stock. (See “Note 7 – Equity”).

2012 Debentures

On September 12, 2012 the Company issued $500,000 of convertible debentures (the “2012 Debentures”) maturing on September 11, 2015.  The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock.

NOTE 7 – EQUITY

On July 30, 2011, the Company issued 5,000,000 shares of common stock to two individuals in exchange of all the outstanding shares (100,000,000) of Night Culture - Texas.  The issuance of the shares caused a change in control of the Company.  (See “Note 1 – Organization and Basis of Presentation – Reverse Merger”).

On August 26, 2011, the Company effected an eight-for-one (8-for-1) forward split to shareholders of record on August 19, 2011.  As a result of this forward stock split, the Company’s outstanding shares of common stock increased to 46,453,152.

In March 2012, the Company issued 2,869,178 shares of common stock to the 2011 Debenture holders on conversion of $480,818 plus accrued interest owing on the 2011 Debentures. (See “Note 6 – Convertible Debentures”).

On September 17, 2012 the Company issued 1,000,000 shares of commons stock to two individuals with a value of $290,000 for the acquisition of Full Access.

NOTE 8 – WARRANTS

2011 Warrants

In conjunction with the issuance of the 2011 Debentures, Night Culture – Texas issued warrants (the “2011 Warrants”) to purchase 500,000 shares of common stock for each $10,000 in principal amount of 2011 Debentures issued.  On February 27, 2012, the Company assumed all obligations under the 2011 Warrants. At September 30, 2012, 2011 Warrants to purchase an aggregate of 24,040,900 shares of the Company’s common stock were issued and outstanding.  The 2011 Warrants are exercisable until December 31, 2014 at a price equal to 70% of the average closing price of the common stock over the 20 trading day period ending prior to the date of conversion; provided, however, that a holder of 2011 Warrants may not exercise 2011 Warrants to the extent that the share holdings of such holder would exceed 4.99% following such exercise.

2012 Warrants

On September 12, 2012 with the issuance of the 2012 Debentures, the Company issued warrants (the “2012 Warrants”) entitling the holder to purchase up to 25,000,000 shares of the Company common stock at 50% of the average closing price of the 20 day period ending one day prior to exercising the 2012 Warrants. The 2012 Warrant holder may exercise the 2012 Warrants on or before December 31, 2015.

The fair value of each of the 2011 and 2012 Warrants granted was determined using the Black-Scholes pricing model and the following assumptions:

	September 30,
	2012	2011

Discount rate	0.03%	--
Expected life	2.95 years	--
Volatility	338%	--
Expected dividends	0.0%	--

NOTE 9 – ACQUISITIONS

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

Full Access

On September 13, 2012 the Company purchased from two individuals Full Access, a promotions and production business in the Dallas, Texas market. Under terms of the agreement the Company paid the individuals $300,000 cash plus issued 1,000,000 shares of common stock with a value of $290,000 for a total purchase price of $590,000.

As part of the terms of the purchase of Full Access, the Company entered into a three year employment agreement with one of the sellers. The Company agreed to pay the individual $50,000 per year in salary plus 20% of the net profit from events produced and promoted in the Dallas market.

The Company also entered into a two year advisory consulting agreement with the second seller. Under the terms of the consulting agreement, the Company agreed to pay 10% of the net received from events produced and promoted in the Dallas market.

NOTE 10 – RELATED PARTY TRANSACTIONS

On May 21, 2012, the Company acquired Stereo Live.  See “Note 1 – Organization and Basis of Presentation – Stereo Live Acquisition” above.  The owners of Stereo Live are the controlling shareholders of the Company.

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

Explanatory Note

On July 31, 2011, Night Culture, Inc., a Texas corporation (“Night Culture - Texas”), and its shareholders entered into a Share Exchange Agreement (the “Exchange”) with a public shell company, XXX Acquisition Corp. (“XXX Acquisition”) pursuant to which XXX Acquisition acquired all of the shares of Night Culture – Texas from its shareholders and the shareholders of Night Culture – Texas became the controlling shareholders of XXX Acquisition. Such Exchange caused Night Culture – Texas to become a wholly-owned subsidiary of XXX Acquisition. Subsequently, the name of XXX Acquisition was changed to NightCulture, Inc. The Exchange is being accounted for as a reverse-merger and recapitalization and Night Culture – Texas is considered the accounting acquirer for accounting purposes and XXX Acquisition the acquired company. The business of Night Culture - Texas became the business of XXX Acquisition. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of Night Culture – Texas and are recorded at the historical cost basis of Night Culture – Texas.

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

On September 12, 2012 the Company purchased from two non-related parties Full Access a promotion and production business in the Dallas, Texas market. The Company paid the individuals an aggregate of $300,000 cash plus common stock of the Company valued at $290,000 at date of acquisition for a total purchase price of $590,000.

The accompanying financial statements reflect the consolidated operating results of the Company, other than Full Access, for all periods presented and include the operating results of Full Access from and after September 12, 2012.

Unless indicated otherwise, or the context otherwise requires, references in this report to “NightCulture,” the “Company,” “we,” “us” and “our” or similar terms are to NightCulture, Inc. (formerly XXX Acquisition) and its consolidated subsidiaries in reference to dates subsequent to the Exchange and to Night Culture – Texas in reference to dates prior to the Exchange

Overview

Our principal line of business is promoting and producing, and selling merchandise at, live concerts, primarily in the Electronic Dance Music (EDM) genre and, since May 2012, hosting entertainment events at our Stereo Live venue. Since 2009, we have promoted and/or produced in excess of 200 live concerts. To date, we have organized events principally in Houston, San Antonio, Austin and Oklahoma City and, with the acquisition of Full Access, in Dallas.

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

2012 Developments

During the nine months ended September 30, 2012, the following events affected our financial position and results of operations:

Conversion of Debentures.  All outstanding debentures issued during 2011 (the “2011 Debentures”), in the principal amount of $480,818 plus accrued interest in the amount of $20,745, were converted into an aggregate of 2,869,178 shares of our common stock.

Issuance of Convertible Debentures and Warrants. On September 12, 2012, we received $500,000 in exchange for the issuance of $500,000 of convertible debentures (the “2012 Debentures”) plus warrants (the “2012 Warrants”) to purchase up to 25,000,000 shares of common stock.

Recording of Derivative Liabilities.  During the nine months period, our stock began trading on a public market and we recorded as a derivative liability, the embedded derivative identified in the 2011 Debentures and associated warrants in the amount of $118,211.

Stereo Live Acquisition.  On May 21, 2012, we acquired 100% ownership of Stereo Live, an entertainment venue operator, from our two principal shareholders in exchange for an aggregate of two shares of common stock.  As a result of the acquisition, operating results of Stereo Live are included in our consolidated statements of operations and cash flows and intercompany amounts have been eliminated in consolidation.

Full Access Acquisition.    On September 12, 2012, we acquired from two non-related parties Full Access, a production and promotion business in the Dallas market.  The operations of Full Access are included in our consolidated financial statements for the period beginning September 12, 2012 and after.

Results of Operations

Revenue

Revenues for the three and nine months ended September 30, 2012 were $483,804 and $1,731,877, compared to $386,137 and $1,026,928 during the same periods in 2011. The increase in revenues was attributable to expanded concert promotion efforts and increased revenues from the operation of the company and the addition of revenues from Stereo Live.

Direct Costs

Direct costs were $234,622 and $707,477 for the three and nine months ended September 30, 2012, a decrease of 13% for three months and an increase of 23% for the nine months, respectively, compared to $269,501 and $540,727 for the same periods in 2011. As a percentage of revenues direct costs were 48.5% and 40.8% in the 2012 quarter and nine month periods compared to 69.7% and 52.6% in same period in 2011.  The change in direct cost as a percentage of sales in 2012 over 2011 was due to lower production costs as related to higher revenue in 2012.

The principal direct costs of the two nine months periods were as follows:

	Nine Months Ended September 30,
	2012	2011
Promotion	$64,874	$99,681
Talent	131,508	93,423
Production	512,672	231,153
Beverages	131,578	116,470
	$707,477	$540,727

General and Administrative Expenses

General and administrative expense for the three and nine months ended September 30, 2012 were $371,522 and $1,210,992 compared to $354,389 and $764,238 for the same periods in 2011.  The increase in general and administrative expense was attributable to increased staffing, cost of administration and other investments to support our planned growth initiatives. The principal general and administrative expenses for the nine month periods were as follows:

	Nine Months Ended September 30,
	2012	2011
Wages	$276,678	$161,223
Legal and Accounting	115,066	42,415
Venue	604,200	409,270
Travel & Entertainment	6,532	8,617
Office and other expenses	208,516	142,713
	$1,210,992	$764,238

Depreciation and Amortization

Depreciation and amortization expense incurred in the three and nine months ended September 30, 2012 was $4,599 and $13,517 compared to $2,832 and $14,798 in 2011.  The variance in depreciation and amortization expense was attributable to additional fixed assets being depreciated in 2012 while certain assets had reached their length of life for depreciation.

Other Income (Expense)

Other income (expense) consists principally of interest expense and gain/ (loss) on changes in the value of derivative liability associated with outstanding warrants. Other income and expense, net, totaled income of $22,308 for the three month period and expense of $175,652 for the nine months ending September 30, 2012 compared to $22,208 and $58,208 in the same periods in 2011. The change in other income (expense) was attributable to the change in fair value of derivative liabilities to reflect the calculated value less the initial measurement of the derivative liability on the outstanding debentures and warrants in 2012 with none outstanding in 2011.

Financial Condition

Cash, Cash Flows and Working Capital

At September 30, 2012, we had current assets of $20,352, current liabilities of $1,439,609 and a working capital deficit of $1,419,257 as compared to current assets of $24,492, current liabilities of $1,325,326 and a working capital deficit of $1,243,750 at December 31, 2011.

Net cash used in operations for the nine months ending September 30, 2012 was $207,304 compared to net cash used in operations of $289,890 provided in the same period in 2011.   The decrease in cash used in operations was principally attributable to non-cash charges associated with derivative liabilities during the 2012 period which more than offset the increase in loss for the period.

Net cash used in investing activities for the period ending September 30, 2012 was $300,000 compared to zero for the same period in 2011.  Cash used in investing activities is the result of the acquisition of Full Access.

Net cash provided by financing activities during the nine months ended September 30, 2012 was $500,000 compared to $328,975 for the same period in 2011. Financing activities in 2012 reflected the placement of the 2012 Debentures and 2012 Warrants for net proceeds of $500,000 while financing activities in 2011 reflected repayment of certain advances of $21,025 and placement of 2011 Debentures and warrants for net proceeds of $350,000.

Liquidity and Capital Resources

Our principal requirement for capital is to fund our operating deficits and growth initiatives and satisfy our contractual obligations and outstanding debt and payables.

During 2011 and 2012, our operations were principally financed through proceeds from the issuance of convertible debentures and warrants. During 2011, we received $480,818 of proceeds from the issuance of 2011 Debentures and warrants.  During the nine months ended September 30, 2012, the 2011 Debentures were converted to common stock. During the quarter ended September 30, 2012, we received $500,000 of proceeds from the issuance of the 2012 Debentures and 2012 Warrants.

As we continued to operate at a loss during the nine months ended September 30, 2012, we believe that we will be required to either improve profitability and operating cash flow or to borrow additional funds or otherwise secure additional financing, or both, to support our operations during the balance of 2012 and beyond.  Except as described below regarding our equity line of credit, we do not presently have any commitments to provide financing, if needed, to support our operations.

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

Debt

On September 12, 2012, we issued $500,000 of 2012 Debentures.  The 2012 Debentures mature September 11, 2015 and accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2012.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012. Such conclusion reflects the identification as material weakness: (1) the lack of written procedures and job descriptions within the Company and (2) our principal accounting officer’s lack accounting expertise.  Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

In September 2012, Marcia Rosenbaum resigned as a director of the Company.

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

NIGHTCULTURE, INC.

Dated: November 12, 2012	By:	/s/ Michael Long
Michael Long
Chief Executive Officer
(Acting Principal Financial and Accounting Officer and Duly Authorized Officer)