Form 10-K
period 2012-12-31
NightCulture, Inc.
filed 2013-04-16
CIK 1114208

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer”and“smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the 14,924,309 shares of voting and non-voting common equity held by non-affiliates of the registrant as of April 12, 2013 was approximately $1,179,022 based upon the closing price of $0.079 per share reported for such date on the Over-the-Counter Bulletin Board maintained by FINRA. Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 16, 2013 was 54,924,389.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

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

General

Our principal line of business is promoting and producing live concerts, events, and festivals. We operate in the Houston, TX, Austin, TX, Dallas, TX, San Antonio, TX and Oklahoma City, OK markets. We are the first Electronic Music Company to trade in the public markets. We also operate Stereo Live, a 25,000 square foot venue located on 2 1/2 acres of land at 6400 Richmond Avenue in Houston, Texas. http://www.StereoLiveHouston.com. We presently produce two branded music festivals a year, Meltdown Music Festival in Dallas, TX http://www.meltdowndallas.com/ and Something Wicked Halloween Festival http://www.SomethingWickedFestival.com in Houston, TX. Our target market is the 18-35 year old age group. With the decline of album sales and the emergence of online music downloading, a primary revenue stream for artists and musicians is touring and live performance. This trend puts us in a unique position to take advantage of this shift in the music industry.

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

On July 31, 2011, we completed a share exchange agreement with NightCulture, Inc., a Texas corporation (“NightCulture – Texas”). Under terms of this agreement, we issued 5,000,000 shares of common stock to the shareholders of NightCulture - Texas in exchange for all the outstanding shares of NightCulture - Texas.

NightCulture – Texas was formed in 2000 as an EDM promotion company.

As a result of the share exchange agreement, NightCulture - Texas became a wholly owned subsidiary of our company. In addition, at the time of the share exchange, our officers resigned and were replaced by the sole officer of NightCulture – Texas and one of the directors of NightCulture – Texas was appointed to our board of directors.

In August 2011, we amended our articles of incorporation to change our name to NightCulture, Inc. and effected an 8-for-1 stock split.

In May 2012, we expanded our operations to include live venue operations with our acquisition from our principal shares of Stereo Live, LLC, operator of a 25,000 square foot live event venue in Houston, Texas. As consideration for Stereo Live, we issued two shares of common stock.

In September 2012, we expanded our operations into the Dallas, Texas market with our acquisition of the principal assets and rights associated with an event promotion and production business known as “Full Access.” As consideration for such assets, we paid $300,000 in cash and issued 1,000,000 shares of common stock and entered into separate agreements with the two principals of Full Access to retain their ongoing services.

Our Strategy

Our strategy is to capitalize on the global rise of Electronic Dance Music through growth of events, media, venues, festivals, acquiring additional geographic markets, and to expand the scope of our operations beyond the EDM market in both our existing and in new geographic markets and, in turn, grow our revenue streams and profitability.  Key elements of our strategy include:

Capitalize on Existing Position in EDM Market to Grow in New Geographic Markets.  We believe that we have a strong relationship with artists, agents, patrons and other participants in the EDM market as a result of our history of promoting and producing EDM concerts in our current principal markets of Houston, Dallas, Austin, San Antonio and Oklahoma City.  We plan to capitalize on those relationships and that experience to increase the number of EDM events that we promote through expansion into new geographic markets beginning in Texas and surrounding states and selectively expanding into other regions of the U.S. market.

Capitalize on Event Promotion and Production Experience to Expand our Non-EDM Event Promotion Business. We believe that we have established a track record of having successfully promoted and produced live music events, principally in the EDM market but not limited to that market. As a result of that experience, we have developed relationships with agents, artists, venue operators, ticketing companies and other key players operating across the music industry. We plan to capitalize on our history of promoting and producing live music events, in particular our extensive experience into EDM genre, and our relationships with key industry players to expand our event promotion and production business in non-EDM markets beginning in our current geographic markets and expanding into new geographic markets in Texas and, then, surrounding states and into other regions of the U.S. We entered the Dallas, Texas market during 2012 with our acquisition of Full Access and have targeted entry in additional markets in 2013 and beyond.

Capitalize on our Pricing Model to Achieve Strong Attendance at Promoted Events. We have developed what we believe is a unique event pricing model designed to incentivize early ticket purchasing and consistently high event attendance. Our model is a scalable pricing model based on release of tickets to events in a staged manner with early tickets being offered at a discounted price and, as an event approaches and fewer tickets remain available, increasing prices over time. We believe that this ticket pricing strategy has allowed us to deliver high attendance levels at promoted events which benefit artists through higher ticket revenues and consumers through a better concert experience associated with events that are at or near capacity. As a result, we believe we are more attractive to artists and their agents as a promoter and, in turn, we are able to promote events that music fans desire to attend.

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

Opportunistically Acquire Promoters, Venues and Operators in Existing and New Markets. Acquisition of smaller operators’ businesses is expected to be a component of our growth beyond the Houston market. While large event promotion is generally controlled by major national and international promoters, smaller events are often promoted by small local promoters and hosted by small venue operators. We believe there is an opportunity to consolidate smaller operators in existing and other markets through opportunistic acquisitions. Because smaller promoters and venue operators often lack sufficient volume of events to operate profitably, we believe that many of those smaller operators would entertain the sale of their businesses for cash or stock as a means of achieving economies of scale and access to a larger pool of artists and event opportunities. We acquired Stereo Live allowing us to enter the venue operations market during 2012 and acquired Full Access allowing us to enter the Dallas, Texas event promotion market during 2012 and plan to selectively pursue the acquisition of smaller promoters, venue operators and other companies as a means of entering new markets and achieving greater economies of scale. We plan to acquire and operate, through lease or purchase, music venues in selected markets, initially targeting Houston, Austin and Dallas.

With the ongoing implementation of the above strategies, we increased the number of events promoted from 76 in 2011 to 150 events in 2012 and projecting 175 events in 2013 and continued growth thereafter in 2013 and beyond. We have also begun the promotion and production of two annual music festivals and are targeting promotion of additional multi-day or single day music festivals.

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

Our Business

Our operations are presently focused on the promotion and production of live music events, primarily in the EDM genre, venue operation, and festival brands, and operation of our Stereo Live venue. We seek to be the premier producer of live concerts in the markets in which we operate. We promote and produce, and sell merchandise at, our live concerts (primarily in the EDM genre). Over the past three years we have successfully produced, marketed and sold more than 200 live EDM concerts. With the decline of album sales and the emergence of online music downloading, a primary revenue stream for artists and musicians is now found in touring and live performance. We believe we are positioned to take advantage of this shift in the music industry. We have established an event production infrastructure (such as venues for shows, equipment rentals, ticket sales, personnel to work shows) and we believe our relationships with the artists, agents, venues, and customers will enable us to capitalize on this shift in the music industry.

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

Our plans for the future of our business include

•	expanding our production of EDM concerts into additional markets that we identify as profitable ventures;

•	acquiring additional venues in our current and future markets; and

•	producing unique shows that cannot be easily matched by our competitors in the industry.

Markets

We presently operate in the Houston, Dallas, Austin, San Antonio and Oklahoma City markets, including operating a venue in Houston. Expansion into additional markets is expected to entail either negotiation of arrangements with venue operators or acquisition of, or partnering with, small local promoters with established operations in a target market. By adding new markets within a region, we expect to create the possibility for artists and agents to create tours in those markets, while at the same time unifying our customers across a broader region. We have developed and identified prospective markets where we can develop business, which include, El Paso, TX, New Orleans, LA, and McAllen, TX. We believe we could develop business in these markets in the coming years if we are able to raise adequate capital. We could also acquire additional venues to enable further revenue growth in our current markets.

Customers

Our target customers are driven by the musical genre of the artists and events we are promoting.  Based on our present focus on the EDM genre, are target demographic is characterized as: age 18-35; gender: 60%/40% male/female; location: 90% within 30 mile radius of host city; annual income: 70% less than $50,000; 25% $50,000 to $100,000; and 5% greater than $100,000; and education: 95% high school graduate; 60% college graduate.

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

Ticket Sales

Tickets to the concerts and events we promote and produce are sold through multiple channels, including:

•	Direct ticket sales through eventbrite.com and our websites www.nightculture.com, www.stereolivehouston.com, www.meltdowndallas.com, www.somethingwickedfestival.com
•	Strategic ticket retail locations throughout the city in which an event is being promoted; and
•	Independent promoters.

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

Venues

Since May 2012, we have operated the Stereo Live venue, a 25,000 square foot live events venue located on 2½ acres at 6400 Richmond Avenue in Houston, Texas. Stereo Live was acquired from our two principal shareholders for two shares of our common stock. Operation of the Stereo Live venue offers opportunities to both generate additional revenues and to exercise greater control over events that we promote and produce.

We intend to consider acquiring additional venues in our existing and other markets subject to our ability to finance such acquisitions.

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

Our main competitors in the live music industry include Live Nation, AEG, Warehouse Live, Insomniac, Afterdark, Ultra Music Festival, House of Blues, Kaos Entertainment, C3 Concerts, Real Music Events, Slow Motion Music, SDC, Gritsy and Reverse, in addition to numerous smaller regional companies that operate in our markets. Our competitors compete with us in all cities and locations for the following: tickets sales, artist bookings, electronic music and concert attendees, venues, sponsorships, and production equipment.  Many of our competitors are larger companies with significant operations, outstanding customer service, higher profile in the industry and greater access to capital than we have.  However, we have expertise in the EDM genre and we work with the leading EDM artists in the world, which helps us to be competitive in this music segment.

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

We own 5 websites that are hosted by a third party. The URLs for these sites are NightCulture.com, StereoLiveHouston.com, MeltdownDallas.com, SomethingWickedFestival.com, 77002.com. We also have a Twitter page and a Facebook, and our copyrightable material posted on such sites are subject to non-exclusive, royalty free licenses granted to the third parties hosting such sites.

Employees

As of December 31, 2012, we had 5 full time and 3 part time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are positive. From time to time, we utilize the services of independent contractors to perform various services.

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

Our executive offices are housed at our Stereo Live venue located at 6400 Richmond Avenue, Houston, Texas.  The Stereo Live venue is a 25,000 square foot live event venue located on 2½ acres and is leased from a third party, the current term of which expires in July, 2017.

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

Market for Registrant’s Common Equity

Our common stock has been listed on the Over-the-Counter Bulletin Board (“OTCBB”) maintained by the Financial Industry Regulatory Authority under the Symbol “NGHT.OB,” since January 18, 2012.  Prior to that time, there was no public market for our common stock.  The table below lists the high and low closing prices per share of our common stock since our stock was first traded, as quoted on the OTCBB.

Fiscal 2012	Low	High
First Quarter	0.18	0.37
Second Quarter	0.171	0.58
Third Quarter	0.15	0.389
Fourth Quarter	0.10	0.26
Fiscal 2011
First Quarter	NA	NA
Second Quarter	NA	NA
Third Quarter	NA	NA
Fourth Quarter	NA	NA

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions.  All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

At April 12, 2013, the closing price of our common stock was $0.079. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up mark-down or commission and may not necessarily represent actual transactions.

As of April 12, 2013, there were approximately 51 record holders of our common stock.

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

Explanatory Note

On July 31, 2011, NightCulture, Inc., a Texas corporation (“NightCulture - Texas”), and its shareholders entered into a Share Exchange Agreement (the “Exchange”) with a public shell company, XXX Acquisition Corp. (“XXX Acquisition”) pursuant to which XXX Acquisition acquired all of the shares of NightCulture – Texas from its shareholders and the shareholders of NightCulture – Texas became the controlling shareholders of XXX Acquisition. Such Exchange caused NightCulture – Texas to become a wholly-owned subsidiary of XXX Acquisition. Subsequently, the name of XXX Acquisition was change to NightCulture, Inc. The Exchange is being accounted for as a reverse-merger and recapitalization and NightCulture - Texas is considered the accounting acquirer for accounting purposes and XXX Acquisition the acquired company. The business of NightCulture - Texas became the business of XXX Acquisition. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of NightCulture - Texas and are recorded at the historical cost basis of NightCulture - Texas.

During 2012, we acquired Stereo Live, LLC in May 2012 and acquired the assets and operations of Full Access in September 2012. The financial statements of Stereo Live are included as if the acquisition had occurred on January 1, 2011 and the financial statements of Full Access are included in our consolidated financial statements on and after the date of acquisition.

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “NightCulture,” the “Company,” “we,” “us” and “our” or similar terms are to NightCulture, Inc. (formerly XXX Acquisition) and its consolidated subsidiaries in reference to dates subsequent to the Exchange and to NightCulture - Texas in reference to dates prior to the Exchange.

Overview

Our principal line of business is promoting and producing, and selling merchandise at, live concerts, primarily in the Electronic Dance Music (EDM) genre and, since May 2012, operation of a live event venue. Since 2009, we have promoted and/or produced in excess of 200 live concerts. To date, we have organized events principally in Houston, Dallas, San Antonio, Austin and Oklahoma City.

Our revenues are principally derived from ticket sales to events that we promote and produce, for which we typically receive a negotiated percentage of the ticket revenues, and venue rental fees. We typically act as agent for acts and recognize only our net share of revenues from ticket sales. In situations where we act as principal in promoting an event and take on the risks and rewards of such event we will recognize the gross revenues from ticket sales. We may also derive additional revenues associated with events that we promote and produce, including negotiated portions of revenues from merchandising, concessions and promotional opportunities.

Our principal costs of generating revenues are direct costs associated with promotion and production of events, including, but not limited to, venue costs, advertising, ticketing agency costs and costs of event support personnel, and, with respect to our venue operations, rent and personnel associated with use and operation of our Stereo Live venue.

2012 Developments

The following significant events, among others, affected our operations and financial position during 2012 and 2011:

Convertible Debenture Financing – In March 2011, NightCulture – Texas entered into a Memorandum of Understanding (the “MOU”) with Calm Seas Capital, LLC (“Calm Seas”) pursuant to which Calm Seas agreed to financing in contemplation of the Exchange and would establish an equity line of credit following the Exchange.  Pursuant to the MOU, Calm Seas advanced a total of $480,818 during 2011 and NightCulture – Texas delivered a series of convertible debentures. As a result of a subsequent assumption agreement, we became the primary obligor under the Convertible Debentures.  Each of the Convertible Debentures bears interest at 5% per annum, is repayable on December 31, 2013 and is convertible at the option of the holder into shares of our common stock at a price equal to 70% of the average closing price of our common stock over the 20 days preceding conversion, provided, however, that the Convertible Debentures may only be exercised to the extent that the holder’s total holdings following the conversion do not exceed 4.99% of our common stock. In February and March, 2012 the $480,818 of convertible debentures and accrued interest of $20,745 were converted into 2,869,169 shares of common stock.

2012 Debentures – On September 12, 2012, the Company issued $500,000 of convertible debentures (the “2012 Debentures”) maturing on September 11, 2015.  The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock.

2011 Warrants – Pursuant to the terms of the MOU, for each $10,000 in principal amount of Convertible Debentures issued, NightCulture - Texas agreed to issue warrants (the “Warrants”) to purchase 500,000 shares of our common stock.  At December 31, 2012, warrants had been issued to purchase an aggregate of 24,040,900 shares of our common stock.  Each Warrant is exercisable at a price equal to 70% of the average closing price of our common stock over the 20 days preceding exercise.  The Warrants expire December 31, 2014. As a result of a subsequent assumption agreement, we became the primary obligor under the Warrants. During the year ended December 31, 2012, 2,500,000 warrants were converted, on a cashless basis, for 750,000 shares of common stock.

Acquisition of Stereo Live, LLC – On May 21, 2012, the Company acquired from Michael Long and Surain Adyanthaya 100% ownership of Stereo Live, LLC, a Texas limited liability company (“Stereo Live”), in exchange for the issuance of one share of stock to each of Messrs. Long and Adyanthaya and the agreement of the Company to indemnify Messrs. Long and Adyanthaya against any obligations of Stereo Live that may have been guaranteed by those individuals. Stereo Live is the owner/operator of a live music venue located at 6400 Richmond Avenue, Houston, Texas.  Messrs. Long and Adyanthaya are the principal shareholders of the Company.

2012 Warrants – On September 12, 2012, in conjunction with the issuance of $500,000 of convertible debentures, the Company issued 25,000,000 warrants. Each warrant is exercisable at a price equal to 50% of the average closing price of our common stock over the 20 days preceding exercise. The warrants expire December 31, 2015.

Full Access Acquisition

On September 13, 2012, the Company entered into a purchase agreement with two individuals to acquire, and did acquire, the assets of Full Access, a promotions and production business in the Dallas, Texas market. Under terms of the agreement, the Company paid the individuals $300,000 cash plus issued 1,000,000 shares of common stock with a value of $290,000, for a total purchase price of $590,000.  In addition, the Company entered into a three year employment agreement with one of the sellers. The Company agreed to pay the individual $30,000 per year in salary plus 20% of the net profit from events produced and promoted in the Dallas market. The Company will pay a bonus each calendar quarter of $3,750 should the Company exceed profits of $37,500. The Company also entered into a two year advisory consulting agreement with the second seller. Under the terms of this agreement, the Company agreed to pay 10% of the net received from events produced and promoted in the Dallas market.

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

Revenue Recognition

Revenues are earned through the promotion and production of musical events and the sale of beverages at some of the venues. Revenue from the promotion and production of an event is recognized after the performance occurs upon settlement of the event. Beverage sales revenue is recognized upon sale at the venues. Revenue collected from advanced ticket sales and expense paid prior to the event is booked as an asset or liability to be settled after the production.

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

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Our operating results reflect (1) the operations of NightCulture and its subsidiaries for periods prior to the Exchange, (2) the operations of XXX Acquisitions and NightCulture – Texas for periods following the Exchange, (3) the operations of Stereo Live, LLC from January 1, 2011, and (4) the operations of Full Access from September 13, 2012.

Revenue

Our revenues increased by 198% from $1,308,339 in 2011 to $3,892,383 in 2012. The increase in revenues was attributable to an increase in the number of venues at which we promote events and the resulting increase in events promoted, including an increase in events promoted attributable to the acquisition of Full Access.

Direct Material Costs

Direct material costs increased by 630% from $630,551 in 2011 to $2,919,915 in 2012. Direct material costs reflect our cost of promotion and production of events, the principal components for 2011 and 2012 being as follows:

	2012	2011
Promotion	$859,425	$146,827
Talent	1,143,456	124,250
Beverage and supplies	338,485	-
Production	82,110	156,382
Travel	496,439	203,092
	$2,919,915	$630,551

The increase in direct material costs was attributable to the increase in events promoted and increased costs associated with efforts to gain market share.

General and Administrative Expenses and Other

General and administrative expense for 2012 increased 66% from $1,086,398 in 2011 to $1,808,505 in 2012. The increase in general and administrative expense was attributable to the building of the market base and support systems required to support the increase of sales. The major categories included:

	2012	2011
Wages	$292,762	$261,089
Legal and Accounting	160,793	116,012
Travel & Entertainment	9,512	20,066
Advertising	35,055	10,216
Rental expense	512,034	327,188
Venue operating expenses	228,266	-
Consulting	353,486	-
Office and other expenses	216,597	351,827
	$1,808,505	$1,086,398

Depreciation and Amortization

Depreciation and amortization expense increased 40% from $17,612 in 2011 to $24,639 in 2012.  The increase in depreciation and amortization expense was attributable to additional investments in the Dallas market during 2012.

Other Income (Expense)

Other expense increased to $767,572 in 2012 from $82,989 in 2011. Other expense during 2012 reflects interest incurred on debt under our convertible notes and notes payable totaling $131,153, and the loss on the change in fair value of the derivative liability of $636,419. The interest expense for 2012 included the expensing of the interest on the convertible debentures for the duration to their maturity. Other expense during 2011 consisted of interest expense of $118,489, settlement of a pending suit of $20,000, and a gain on debt forgiveness of $55,500.

Financial Condition

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations and to satisfy our contractual obligations, primarily for the repayment of debt.

During 2012, we received $500,000 of proceeds from the issuance of Convertible Notes and a net of $40,000 from a note payable of $100,000 of which $60,000 was paid back during the year. Proceeds from those note issuances constitute our principal source of capital to support our operations.

As we operated at a loss, generating negative cash flow from operations, during 2012, we believe that we will be required to either improve profitability and operating cash flow or to borrow additional funds or otherwise secure additional financing, or both, to support our operations during 2013.  Except as described below regarding our equity line of credit, we do not presently have any commitments to provide financing, if needed, to support our operations.

In connection with our MOU described above, we have established an equity line of credit in an amount up to $1,000,000 with Calm Seas. Pursuant to the terms of the equity line of credit, commencing on the effective date of the Exchange and continuing for a period of 24 months, we will have the right to put to Calm Seas shares of our common stock on a monthly basis at a price equal to 80% of the market price of our common stock.  Monthly draws under the equity line of credit facility are limited to the lesser of (1) $75,000 or (2) 150% of the average daily trading in our common stock multiplied by the average daily closing price of our common stock for the 3 trading days immediately preceding delivery of a notice of our intent to draw on the facility; provided, however, that our right to draw on the facility will be reduced as to any specific draw to the extent that the lowest bid price of our common stock during the 5 trading days following a draw is less than 75% of the average closing bid price of our common stock for the 10 trading days prior to the draw. In connection with the establishment of the equity line of credit, we have undertaken to file with the SEC a registration statement registering the shares issuable under the facility. As of December 31, 2012 the facility has not been implemented or used by the Company.

Cash, Cash Flows and Working Capital

We had a cash balance of $31,030 and a working capital deficit of $6,627,606 at December 31, 2012 as compared to a cash balance of $13,105 and a working capital deficit of $1,300,834 at December 31, 2011. The increase in cash on hand and working capital is primarily attributable to the receipt of proceeds from our 2012 issuance of Convertible Notes plus increased sales in 2012 verses 2011. The major factor in the decrease in working capital is attributed to a derivative liability of $5,006,837 verse none in 2011.

Operations used $212,819 of cash during 2012 as compared to $429,694 used during 2011. The change in operating cash flows during 2012 was principally attributable to increased accrued liabilities and stock for service incurred during 2012.

Investing activities used $309,256 of cash during 2012 as compared to $146,536 used during 2011. The increase in cash used in investing activities during 2012 was attributable the acquisition of the Dallas market for $300,000.

Financing activities provided cash flows of $540,000 during 2012 as compared to $589,109 used during 2011. Cash flows provided by financing activities during the 2012 period related to issuance of convertible debentures of $500,000 and a note payable of $100,000 of which $60,000 was repaid prior to the 2012 year end.

Debt

At December 31, 2012, we had $784,577 of indebtedness outstanding, consisting of convertible debentures with an outstanding balance of $500,000, net of $449,772 discount, a note payable with an outstanding balance of $694,349, and a note payable with an outstanding balance of $40,000.

We issued $500,000 of convertible debentures (the “2012 Debentures”) maturing on September 11, 2015.  The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock.

Capital Expenditures

Our capital spending for 2012 was $9,256 relating primarily to concert equipment.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2012.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our financial statements are audited and appear immediately after the signature page of this report. See “Index to Financial Statements” on page 28 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 5, 2013, the Company’s board of directors dismissed Hood & Associates, CPAs, P.C.  as the Company’s independent registered public accounting firm.

Hood & Associates’ reports on the financial statements of the Company for the years ended December 31, 2010 and 2011 did not contain an adverse opinion or disclaimer, and were not qualified or modified as to uncertainty, audit scope or accounting principles other than uncertainty as to the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years and any subsequent interim period preceding the dismissal of Hood & Associates, there were no disagreements with Hood & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hood & Associates, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

On March 5, 2013, the Company appointed MaloneBailey LLP as its independent registered public accounting firm.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2012, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

Based on the evaluation performed, management concluded that our internal control over financial reporting was not effective as of December 31, 2012. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, also arising from our chief executive officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the names, ages and offices of our present executive officer and director. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

Name	Age	Position

Michael Long	32	Chief Executive Officer, President and Director

The following is a biographical summary of the business experience of the present director and executive officer of the Company:

Michael Long has served as our Chief Executive Officer, President and a Director since July 2011. Mr. Long served as President and a director of our predecessor, NightCulture, Inc., from 2008 until the Exchange in 2011. Since November 2009, Mr. Long has also served as Chief Executive Officer of Stereo Live, LLC, an event venue operator. From 2001 to 2008, Mr. Long served as owner and Chief Executive Officer of Company Reporter, Inc., a small business consulting firm.

Board Committees

We do not presently maintain an audit committee or compensation committee or any other committees of our board of directors.  Until such time as we add independent directors and have the financial resources to support the same, we do not anticipate maintaining any committees of our board.

Compliance with Section 16(a) of Exchange Act

Under the securities laws of the United States, our directors, its executive officers, and any person holding more than ten percent of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to disclose any failure to file by these dates during fiscal year 2012. To our knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2012. In making these disclosures, we relied solely on copies of reports filed with the SEC.

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

Item 11.	Executive Compensation

Named Executive Officers

The following table sets forth in summary form the compensation earned during 2012 and 2011 by our named executive officers:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in PensionValue and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Long,	2012	47,500	—	—	—	—	—	—	47,500
CEO	2011	34,230	—	—	—	—	—	—	34,230
	2010	16,000							16,000

Marcia Rosenbaum,	2012	—	—	—	—	—	—	—	—
CEO(2)	2011	—	—	—	—	—	—	—	—
	2010

(1)	Includes compensation paid by our subsidiary, NightCulture, Inc.
(2)	Mrs. Rosenbaum resigned as CEO effective July 31, 2011 and as a director effective September 17, 2012.

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

We paid no compensation to our directors for service in such capacity during 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 10, 2013, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock held by (i) each person known to be the owner of more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class

Michael Long (2)	20,000,000	37.7%
Surain Adyanthaya (2)	20,000,000	37.7%
All directors and officers as a group (1 person)	20,000,000	37.7%
_____________
(1)
Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of April 10, 2013.

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

The following table presents fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the years ended December 31, 2012 and 2011 and fees billed for other services rendered by that firm during those periods.

	2012	2011
Audit fees (1)	$31,462	$14,360
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$31,462	$14,360

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.          Financial statements.  See “Index to Financial Statements” on page 23 of this report.

2.          Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Number	Filed Herewith

2.1	Share Exchange Agreement, dated July 31, 2011, between XXX Acquisition Corp. and NightCulture, Inc.	8-K	8/4/11	10.1
2.2	Articles of Merger, dated August 26, 2011, between XXX Acquisition Corp. and NightCulture, Inc.	10-Q	11/14/11	3.2
3.1	Amended and Restated Articles of Incorporation	8-K	3/20/10	3.1
3.2	Amendment to Articles of Incorporation (included in Articles of Merger referred to in Exhibit 2.2)	10-Q	11/14/11	3.2
3.3	Amended Bylaws	10-Q	11/14/11	3.1
10.1	Memorandum of Understanding, dated March 8, 2011, by and among NightCulture, Inc. and Calm Seas Capital, LLC	8-K	8/4/11	10.2
10.2	Form of Convertible Promissory Note	10-K	3/30/12	10.2
10.3	Form of Warrant	10-K	3/30/12	10.3
10.4	Assumption Agreement	10-K	3/30/12	10.4
10.5	Contribution Agreement, dated May 21, 2012, between NightCulture, Inc., Michael Long, Surain Adyanthaya and Stereo Live, LLC	8-K	5/21/12	10.1
10.6	Asset Purchase Agreement, dated September 13, 2012, by and between NightCulture, Inc. and Brooke Humphries and Jeremy Word	8-K	9/18/12	2.1
10.7	Form of Securities Purchase Agreement, dated September 12, 2012	8-K	9/18/12	10.1
10.8	Form of 5% Convertible Debenture, dated September 12, 2012	8-K	9/18/12	10.2
10.9	Form of Warrant, dated September 12, 2012	8-K	9/18/12	10.3
10.10	Form of Registration Rights Agreement, dated September 12, 2012	8-K	9/18/12	10.4
10.11	Employment Agreement, dated September 13, 2012, between NightCulture, Inc. and Jeremy Word	8-K	9/18/12	10.5
10.12	Advisory Board Consulting Agreement, dated September 13, 2012, between NightCulture, Inc. and Brooke Humphries	8-K	9/18/12	10.6
14.1	Code of Ethics for CEO and Senior Financial Officers	10-K	3/30/12	14.1
21.1	List of subsidiaries	10-K	3/30/12	21.1
31.1	Section 302 Certification of CEO				X
32.2	Section 302 Certification of CFO				X
32.1	Section 906 Certification of CEO				X
32.2	Section 906 Certification of CFO				X
101.INS **	XBRL Instance Document	X
101.SCH **	XBRL Taxonomy Extension Schema Document	X
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

NIGHTCULTURE, INC.

Dated: April 16, 2013	By:	/s/ Michael Long
Michael Long
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Long	Chief Executive Officer, President and Director	April 16, 2013
Michael Long	(Principal Executive Officer and Principal Financial Officer)

NIGHTCULTURE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NightCulture, Inc
Houston, Texas

We have audited the consolidated balance sheets of NightCulture, Inc. and subsidiaries (“Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

/S/ Hood & Associates, CPA, P.C.
Hood & Associates, CPAs, P.C.
Tulsa, Oklahoma
March 29, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors
Nightculture, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Nightculture, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nightculture, Inc. and its subsidiaries as of December 31, 2012 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company suffered net losses and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 16, 2013

NIGHTCULTURE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$31,030	$13,105
Inventory	22,099	11,387
Total current assets	53,129	24,492

Fixed assets, net of depreciation of $27,640 and $21,655, respectively	9,634	9,713
Intangible assets net of amortization of $22,968 and $7,664 respectively	373,368	56,511
Goodwill	238,674	--
Total assets	674,805	$90,716

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expense	$379,914	$608,477
Accrued interest	487,135	--
Deferred income	50,000	--
Advances – related parties	22,500	22,500
Derivative liability	5,006,837	--
Notes payable	734,349	694,349
Total current liabilities	6,680,735	1,325,326

Long term liabilities:
Convertible debentures, net of discount of $449,772 and $0, respectively	50,228	480,818
Total liabilities	6,730,963	1,806,144

Shareholders’ deficit:
Preferred stock, par value of $.001; 10,000,000 shares authorized
0 issued and outstanding	--	--
Common stock; par value of $0.001; 100,000,000 shares authorized
53,072,325 and 46,453,152 issued and outstanding, respectively	53,072	46,453
Additional paid in capital	4,224,412	6,942,613
Accumulated deficit	(10,333,642)	(8,704,494)
Total shareholders’ deficit	(6,056,158)	(1,715,428)
Total liabilities and shareholders’ deficit	$674,805	$90,716

The accompanying notes are an integral part of these consolidated financial statements

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2012	2011

Revenue	$3,892,383	$1,308,339
Direct costs	2,919,915	630,551
Gross profit	972,468	677,788

Operating expenses:
Depreciation and amortization	24,639	17,612
Loss on equipment	900	2,500
General and administrative expenses	1,808,505	1,086,398
Income(loss) from operations	(861,576)	(428,722)

Other income(expense):
Gain on debt forgiveness	--	55,500
Interest expense	(131,153)	(118,489)
Gain(loss) in change in fair value of derivative liability	(636,419)	--
Settlement on pending suit	--	(20,000)
Total other income(expense)	(767,572)	(82,989)

Net loss	$(1,629,148)	$(511,711)

Net loss per share – basic and diluted	$(0.03)	$(0.02)

Weighted average shares of common stock outstanding – basic and diluted	49,764,689	22,014,796

The accompanying notes are an integral part of these consolidated financial statements

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDING DECEMBER 31, 2012 AND 2011

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’ Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

Balance at December 31, 2010	6,453,152	$6,453	$6,982,613	$(8,192,783)	$(1,203,717)

Stock issued for acquisition of subsidiary	40,000,000	40,000	(40,000)	--	--

Net loss			--	(511,711)	(511,711)

Balance at December 31, 2011	46,453,152	46,453	6,942,613	(8,704,494)	(1,715,428)

Stock issued for conversion of debt	2,869,173	2,869	525,967	--	528,836
Stock issued for acquisition	1,000,000	1,000	289,000	--	290,000
Stock issued for cashless exercise of warrants	750,000	750	(750)	--	--
Stock issued for services	2,000,000	2,000	338,000	--	340,000
Reclassification of derivative liability from equity	--	--	(5,149,437)		(5,149,437)
Reclassification of derivative liability to equity	--	--	1,279,019		1,279,019

Net loss	--	--	--	(1,629,148)	(1,629,148)

Balance at December 31, 2012	53,072,325	$53,072	$4,224,412	$(10,333,642)	$(6,056,158)

The accompanying notes are an integral part of these consolidated financial statements

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2012	2011
Cash flow from operating activities
Net income (loss)	$(1,629,148)	$(511,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,639	17,612
Settlement on pending litigation	--	20,000
Gain on debt forgiveness	--	(55,500)
Loss on equipment	900	2,500
Stock issued for services	340,000	--
Amortization of debt discount	50,228	--
Change in fair value of derivative liability	636,419	--
Increase (decrease) in liabilities:
Inventory	(10,712)	(11,387)
Other assets	19,165	--
Accounts payable and accrued expenses	305,690	108,792
Deferred income	50,000	--
Net cash flow provided by (used in) operating activities	(212,819)	(429,694)

Cash flow from investing activities:
Notes receivable – related parties	--	(131,000)
Cash paid for the purchase of Full Access	(300,000)	--
Cash paid for the purchase of equipment	(9,256)	(15,536)
Net cash provided by(used in) investing activities	(309,256)	(146,536)

Cash flow from financing activities:
Borrowing of convertible debentures	500,000	480,818
Borrowing of notes payable	100,000	--
Borrowing on related party debt	--	131,000
Repayment of notes payable	(60,000)	--
Payment on notes payable- related party	--	(21,025)
Bank overdraft	--	(1,684)
Net cash provided by financing activities	540,000	589,109

Net increase(decrease) in cash	17,925	12,879
Cash- beginning of the period	13,105	226
Cash- end of the period	$31,030	$13,105

SUPPLEMENTAL DISCLOSURES:
Interest paid	--	1,308
Income tax paid	--	--

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount due to derivative liability	500,000	--
Debt and interest converted into equity	528,836	--
Reclassification of derivative liabilities from equity	5,149,437	--
Shares issued for acquisition	290,000	--
Goodwill from the acquisition of Full Access	238,674	--
Reclassification of derivative liabilities to equity	1,279,019	--

The accompanying notes are an integral part of these consolidated financial statements

NIGHTCULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

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

On July 31, 2011, the Company completed a share exchange (the “Exchange”) with NightCulture, Inc. (“NightCulture – Texas), a Texas corporation. Under terms of the Exchange, the Company issued 5,000,000 shares of its common stock to the shareholders of NightCulture – Texas in exchange for all the outstanding shares of NightCulture – Texas. As a result of the Exchange, NightCulture – Texas became a wholly owned subsidiary of the Company, the sole officer of the Company resigned and was replaced by the sole officer of NightCulture – Texas, a director of NightCulture – Texas was appointed to the board of directors of the Company, the shareholders of NightCulture – Texas became the majority shareholders of the Company and the Company adopted the business plan of NightCulture – Texas. In August 2011, the Company changed its name from XXX Acquisition Corp. to NightCulture, Inc. and the Company affected an 8-for-1 forward stock split.

The Exchange is being accounted for as a reverse-merger and recapitalization and NightCulture - Texas is considered the accounting acquirer for accounting purposes and XXX Acquisition the acquired company. The business of NightCulture - Texas became the business of XXX Acquisition. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of NightCulture - Texas and are recorded at the historical cost basis of NightCulture - Texas.

In February 2012, the Company entered into an agreement with NightCulture – Texas, its wholly owned subsidiary, and the holder of debentures and warrants in which the Company assumed all of the obligations under the debentures and warrants of NightCulture-Texas and the holders of those debentures and warrants agreed to look solely to the Company with respect to those instruments.

On May 21, 2012, the Company acquired from Michael Long and Surain Adyanthaya 100% ownership of Stereo Live, LLC, a Texas limited liability company (“Stereo Live”), in exchange for the issuance of one share of stock to each of Messrs. Long and Adyanthaya and the agreement of the Company to indemnify Messrs. Long and Adyanthaya against any obligations of Stereo Live that may have been guaranteed by those individuals. Stereo Live is the owner/operator of a live music venue located at 6400 Richmond Avenue, Houston, Texas. Messrs. Long and Adyanthaya are the principal shareholders of the Company and, at the time of the Company’s acquisition of Stereo Live, Stereo Live was indebted to the Company in the amount of $151,500. Subsequent to the merger the indebted amount was treated as an intercompany account and eliminated in the consolidation of the companies. This transaction was accounted for as a combination of entities under common control under ASC 805-10-15. Accordingly, the historical financial statements have been adjusted retroactively assuming the transaction occurred on January 1, 2011.

On September 13, 2012, the Company entered into a purchase agreement with two individuals to acquire Full Access, a promotions and production business in the Dallas, Texas market. Under terms of the agreement, the Company paid the individuals $300,000 cash plus issued 1,000,000 shares of common stock with a value of $290,000, for a total purchase price of $590,000. In addition the Company entered into a three year employment agreement with one of the sellers. The Company agreed to pay the individual $30,000 per year in salary plus 20% of the net profit from events produced and promoted in the Dallas market. The Company also entered into a two year advisory consulting agreement with the second seller. Under the terms of this agreement, the Company agreed to pay 10% of the net received from events produced and promoted in the Dallas market. Full Access was determined to be a business under ASC 805-10 and accordingly this transaction was accounted for using the Acquisition Method. See Note 13.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Revenues are earned through the promotion and production of musical events and the sale of beverages at some of the venues. Revenue from the promotion and production of an event is recognized after the performance occurs upon settlement of the event. Beverage sales revenue is recognized upon sale at the venues. Revenue collected from advanced ticket sales and expense paid prior to the event is booked as an asset or liability to be settled after the production.

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

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

Property, Equipment and Intangible Assets

Property and equipment are carried at cost, less accumulated depreciation. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Intangible assets consist of acquired customer and vendor databases and are carried at cost, less accumulated amortization.

Depreciation and amortization is provided principally on the straight-line basis method over the estimated useful lives of the assets.

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

Goodwill and other indefinite intangibles

Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment at least annually, or more frequently if an event or circumstance indicates that an impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. An income approach is utilized to estimate the fair value of each reporting unit. The income approach is based on the projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company evaluated goodwill for impairment as of December 31, 2012 and determined no impairment was necessary.

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

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value, being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,629,148 for year ended December 31, 2012. As of December 31, 2012, the Company reported an accumulated deficit of $10,333,642. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 – FAIR VALUE MEASUREMENTS

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as December 31, 2012.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability	--	--	(5,006,837)	(5,006,837)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Austin Market (10 year life)	27,475	27,475
Dallas Market (10 year life)	335,511	-
San Antonio Market (10 year life)	30,000	30,000
Other	3,350	6,700
	396,336	64,175
Accumulated Amortization	(22,968)	(7,664)
Net Intangible Assets	373,368	56,511

Amortization expense for 2012 and 2011 was $15,304 and $3,832, respectively.

NOTE 6 – DERIVATIVE INSTRUMENTS

During 2011, the Company issued debt instruments that were convertible into common stock at price equal to 70% of the average closing price of the Company’s common stock. See Note 7. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities.

On the date of issuance, the conversion options and warrants were not readily convertible to cash and therefore qualified for equity classification. In January of 2012, the options became convertible into cash and therefore the fair value of the conversion options and other share settle-able instruments were reclassified from additional-paid in capital to derivative liabilities.

During 2012, certain notes payable were converted and warrants were exercised resulting in settlement of the related derivative liabilities. The Company re-measured the embedded conversion options and warrants at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

During 2012, the Company issued additional convertible notes and warrants. The conversion options and warrants were classified as derivative liabilities at their fair value on the date of issuance.

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2012:

Ending balance as of December 31, 2011	$-

Reclassification of derivative liabilities from additional paid-in capital	5,149,437

Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	(732,723)

Reclassification of derivative liabilities to additional paid-in capital due to exercise of warrants	(546,296)

Additions due to new convertible debt and warrants issued	8,153,853

Change in fair value	(7,017,434)

Ending balance as of December 31, 2012	$5,006,837

During the year ended December 31, 2012, the loss on derivatives of $636,419 in the statement of operations consisted of a gain on the change in fair value of $7,017,434 noted above and a loss of $6,381,015, which was the amount by which the derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: dividend yield of 0%, volatility of 6%-20%, risk free rates from 0.16%-1.29% and an expected term equal to the remaining terms of the notes or warrants.

NOTE 7 – NOTE PAYABLE

In January 2007, the Company issued a promissory note that was repayable, with interest accruing at 10%, on the earlier of December 31, 2007 or upon receipt of proceeds from a public offering of shares. During 2009 the Company agreed to convert $258,378 of debt to 56,786,461 shares of common stock. As neither has occurred, the note is in default with the outstanding balance of the note payable as of December 31, 2012 with a principal balance of $694,349.

During 2012, the Company borrowed $100,000 from a third party, due on demand bearing no interest. $60,000 was repaid during 2012.

Total notes payable as of December 31, 2012 and 2011 were $734,349 and $694,349.

NOTE 8 – CONVERTIBLE DEBENTURES

On December 30, 2011, NightCulture – Texas, now a wholly-owned subsidiary of the Company, issued $480,818 of convertible debentures which mature on December 30, 2013. The debentures bear interest at 5% per annum and a default rate of 18% per annum. The debentures are convertible into common stock of NightCulture – Texas at a price equal to 70% of the average closing price of the common stock over the 20 trading day period ending prior to the date of conversion; provided, however, that a holder of debentures may not convert Debentures to the extent that the share holdings in NightCulture - Texas of such holder would exceed 4.99% following such conversion. See Note 5 for discussion of accounting for the embedded conversion features.

In February 2012, the Company entered into an agreement with NightCulture – Texas, its wholly owned subsidiary, and the holder of debentures and warrants in which the Company assumed all of the obligations under the debentures and warrants of NightCulture-Texas and the holders of those debentures and warrants agreed to look solely to the Company with respect to those instruments.

In March 2012, the debenture holders converted $480,818 of Company’s convertible debentures plus accrued interest of $48,018 into 2,869,173 shares of common stock with a value of $528,836.

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

As discussed in note 5, the Company determined that the embedded conversion options in these notes qualify for liability classification and must be recorded at fair value. The fair value of the conversion options resulted in a full discount to the note of $500,000. During 2012, $50,228 of the discount was amortized to interest expense.

NOTE 9 – COMMON STOCK

On July 30, 2011, the Company issued 5,000,000 shares of common stock to two individuals pursuant to the Exchange. See Note 1 - Organization.

On August 26, 2011, the Company effected an 8-for-1 forward split to shareholders of record on August 19, 2011. As a result of this forward stock split, the Company’s outstanding shares of common stock increased to 46,453,152.

In March 2012, three debenture holders converted $480,818 of Company’s convertible debentures plus $48,018 of accrued interest into 2,869,173shares of common stock as requested by the debenture holders.

On September 17, 2012, the Company issued 1,000,000 shares of common stock with a value of $290,000 to two individuals a part of the acquisition of the Dallas market.

On October 9, 2012, the Company issued 750,000 shares of common stock for the conversion of 2,500,000 cashless warrants.

On August 29, 2012, the Company issued 2,000,000 shares with a value of $340,000 to a consultant for service. The stock was expensed as of date of issuance.

NOTE 10 – WARRANTS

In conjunction with the issuance of debentures described in Note 7, NightCulture – Texas issued warrants to purchase 500,000 shares of common stock for each $10,000 in principal amount of debentures issued. Warrants to purchase an aggregate of 24,040,900 shares of common stock of NightCulture – Texas were issued and outstanding as of December 31, 2011. The warrants are exercisable until December 31, 2014 at a price equal to 70% of the average closing price of the common stock over the 20 trading day period ending prior to the date of conversion; provided, however, that a holder of warrants may not exercise warrants to the extent that the share holdings in NightCulture – Texas of such holder would exceed 4.99% following such exercise. These warrants were classified as derivative liabilities described in Note 5.

On October 9, 2012, one warrant holder converted 2,500,000 cashless warrants into 750,000 shares of common stock.

In conjunction with the issuance of debentures described in Note 7, on September 12, 2012, the Company issued warrants entitling the holder to purchase up to 25,000,000 shares of the Company common stock at 50% of the average closing price of the 20 day period ending one day prior to exercising the 2012 Warrants. The warrant holder may exercise the warrants on or before December 31, 2015.

			Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding a Year Ended December 31, 2010	-	-	-	-	-

Granted	24,040,900	0.09	3.00	24,040,900	-
Exercised	-	-	-	-	-
Forfeited or Cancelled	-	-	-	-	-

Outstanding a Year Ended December 31, 2011	24,040,900	0.09	3.00	24,040,900	-

Granted	25,000,000	0.06	3.00	25,000,000	-
Exercised	(2,500,000)	0.09	-	(2,500,000)	-
Forfeited or Cancelled	-	-	-	-	-

Outstanding a Year Ended December 31, 2012	46,540,900	0.07	2.54	46,540,900	1,207,451

NOTE 11 – INCOME TAX

At December 31, 2012 and 2011, the Company had a federal net operating loss carryforward of approximately $1,246,211 and $643,710, respectively, which expires in varying amounts between 2031 and 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$1,246,111	643,710
Total deferred tax assets	423,712	225,298
Less: Valuation Allowance	(423,712)	(225,298)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $423,712 and $225,298, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011, accordingly, recorded a full valuation allowance.

The merger affected a change in control of the Company. Due to the change in control, the tax loss carryforward may only be used on a formula basis which will affect the benefit the Company can gain from the tax loss.

NOTE 12 – RELATED PARTY TRANSACTIONS

On July 11, 2011, the Company executed an exchange agreement with NightCulture-Texas became a wholly owned subsidiary of the Company. Under the terms of the agreement the Company exchanged 5,000,000 shares of common stock for all the outstanding common stock of the subsidiary. The result of this exchange is the two shareholders of NightCulture-Texas became the majority shareholders of the Company.

On May 21, 2012, the Company acquired from Michael Long and Surain Adyanthaya 100% ownership of Stereo Live, LLC, a Texas limited liability company (“Stereo Live”), in exchange for the issuance of one share of stock to each of Messrs. Long and Adyanthaya and the agreement of the Company to indemnify Messrs. Long and Adyanthaya against any obligations of Stereo Live that may have been guaranteed by those individuals. Messrs. Long and Adyanthaya are the principal shareholders of the Company. This transaction was accounted for as a combination of entities under common control under ASC 805-10-15. Accordingly, the historical financial statements have been adjusted retroactively assuming the transaction occurred on January 1, 2011.

As of December 31, 2012 and 2011, there were total advances owed to related parties of $22,500 and $22,500.

NOTE 13 – FORGIVENESS OF DEBT

During the year ended December 31, 2011, the Company settled various accounts payable from prior years. As a result of the settlements, the Company recorded a gain on debt forgiveness of $55,500.

NOTE 14 – ACQUISITIONS

On May 21, 2012, the Company acquired from Michael Long and Surain Adyanthaya 100% ownership of Stereo Live, LLC, a Texas limited liability company (“Stereo Live”), in exchange for the issuance of one share of stock to each of Messrs. Long and Adyanthaya and the agreement of the Company to indemnify Messrs. Long and Adyanthaya against any obligations of Stereo Live that may have been guaranteed by those individuals. Messrs. Long and Adyanthaya are the principal shareholders of the Company. This transaction was accounted for as a combination of entities under common control under ASC 805-10-15. Accordingly, the historical financial statements have been adjusted retroactively assuming the transaction occurred on January 1, 2011. The Company recorded the following net assets:

Cash and cash equivalents	$15,991
Property and equipment	1,310
Other assets	32,600
Accounts payable and accrued liabilities	(48,735)
Net assets	$1,166

On September 13, 2012, the Company purchased from two individuals Full Access, a promotions and production business in the Dallas, Texas market. Under terms of the agreement the Company paid the individuals $300,000 cash plus issued 1,000,000 shares of common stock with a value of $290,000 for a total purchase price of $590,000. The Company transaction was accounted for as a business combination under ASC 805 using the Acquisition Method. The fair value of the assets acquired are as follows:

In Place Contracts	$15,815
Customer and Vendor Database	335,511
Goodwill	238,674
Total	$590,000

As part of the terms of the purchase of Full Access, the Company entered into a three year employment agreement with one of the sellers. The Company agreed to pay the individual $30,000 per year in salary plus 20% of the net profit from events produced and promoted in the Dallas market. The Company will pay a bonus for each calendar quarter of $3,750 provided the Dallas Market exceeds a profit of $37,500.

The Company also entered into a two year advisory consulting agreement with the second seller. Under the terms of the consulting agreement, the Company agreed to pay 10% of the net received from events produced and promoted in the Dallas market.

The following table presents unaudited pro forma financial results as if the acquisition had occurred on January 1, 2011:

	2012	2011

Revenue	$4,249,885	$1,740,776
Net loss	(1,615,598)	(373,753)
Earnings per share	(0.03)	(0.02)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On July 26, 2012, the Company entered into a five year lease for its properties. Future minimum lease payments under the non-cancellable operating lease is $348,000 for the year 2013, $348,000 for 2014, $348,000 for 2015, $348,000 for 2016, and $333,500 for 2017.

NOTE 16 – SUBSEQUENT EVENTS

On April 1, 2013 the Company issued 1,852,004 shares of common stock in exchange for 5,500,000 warrants, which were issued in 2011. The conversion of the warrants was a cashless conversion.