Form 10-Q
period 2013-03-31
NightCulture, Inc.
filed 2013-05-15
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 14, 2013, the Registrant had 55,766,900 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

NIGHTCULTURE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,956	$31,030
Inventory	37,160	22,099
Prepaid	29,000	--
Total current assets	96,116	53,129

Fixed assets, net of depreciation of $30,107 and $27,640 respectively	7,167	9,634
Intangible asset net of amortization of $32,792 and $22,968, respectively	363,544	373,368
Goodwill	238,674	238,674
Total assets	$705,501	$674,805

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$366,366	$379,914
Accrued interest	510,743	487,135
Deferred income	--	50,000
Advance –related party	22,500	22,500
Derivative liability	4,352,110	5,006,837
Notes payable	734,349	734,349
Total current liabilities	5,986,068	6,680,735

Convertible debentures- net of discount of $408,105 and 449,772, respectively	91,895	50,228
Total liabilities	6,077,963	6,730,963

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding	--	--
Common stock, $0.001 par value, 100,000,000 authorized, 53,072,325 and 53,072,325 issued and outstanding, respectively	53,072	53,072
Additional paid-in capital	4,224,412	4,224,412
Accumulated deficit	(9,649,946)	(10,333,642)
Total stockholders’ equity (deficit)	(5,372,462)	(6,056,158)

Total liabilities and stockholders’ equity (deficit)	$705,501	$674,805

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
		(Restated)

Revenue	$1,016,986	$829,033
Direct costs	418,031	425,311
Gross profit	598,955	403,722

Operating expenses:
Depreciation and amortization expense	12,290	3,801
General and administrative expense	492,665	428,622
Total operating expenses	(504,955)	(432,423)

Income (loss) from operations	94,000	(28,701)

Other income (expense)
Other income	800	--
Interest expense	(65,831)	(18,954)
Gain (loss) on change in fair value of derivative liabilities	654,727	(3,784,861)
Total other income (expense)	589,696	(3,803,815)

Net income (loss)	$683,696	$(3,832,516)

Net income (loss) per share : Basic	$0.01	$(0.08)
Net income (loss) per share : Diluted	$0.00	$(0.08)

Weighted average number of shares outstanding:
Basic	53,072,325	46,908,000
Diluted	75,528,359	46,908,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net income (loss)	$683,696	$(3,832,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	12,291	3,801
Amortization of debt discount	41,667	-
Loss (gain) on change in fair value of derivative liabilities	(654,727)	3,784,861
Changes in operating assets and liabilities:
Inventory	(15,062)	--
Accounts payable and accrued expense	10,061	34,156
Prepaid and other assets	(29,000)	2,633
Deferred income	(50,000)	--
Net cash provided by (used in) operating activities	(1,074)	(7,065)

Cash flows from financing activities:
Proceeds on advances from related party	--	500
Net cash provided by financing activities	--	500

Net increase (decrease) in cash	(1,074)	(6,565)
Cash – beginning of period	31,030	13,105
Cash – end of period	$29,956	$6,540

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Derivative write off due to conversion	$--	$4,032,972
Stock issued for conversion of convertible debenture and accrued interest	$--	$528,836

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Financial Statements Presented

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2012 as reported on Form 10-K, have been omitted.

NOTE 2 – GOING CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has a negative working capital of $5,889,952 for the period ending March 31, 2013. As of March 31, 2013, the Company reported an accumulated deficit of $9,649,946. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 – DERIVATIVE INSTRUMENTS

During 2012 the Company issued instruments that require liability classification under ASC 815. These instruments are measured at fair value at the end of each reporting period.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as March 31, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities as of December 31, 2012			$5,006,837	$5,006,837
Change in fair value of derivative liability	--	--	(654,727)	(654,727)
Derivative liability as of March 31, 2013	--	--	4,352,110	4,352,110

NOTE 4 – RELATED PARTY TRANSACTIONS

For the period ended March 31, 2013, there are net advances owed to a related party of $22,500.

NOTE 5 – RESTATEMENT

During 2011, the Company issued debt instruments that were convertible into common stock at price equal to 70% of the average closing price of the Company’s common stock. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. Originally, the Company accounted for other share settle-able instruments in equity. During 2013, management discovered the error and is restating its financial statements for the three months ended March 31, 2012 to correct this error.

During the three month period ended March 31, 2012, the Company recognized an additional loss on derivatives of $3,401,118 as a result of the error noted above.

NOTE 6 – SUBSEQUENT EVENTS

On April 1, 2013 the Company issued 1,852,004 shares of common stock in exchange for 5,500,000 warrants, which were issued in 2011. The conversion of the warrants was a cashless conversion.

On May 6, 2013 the Company issued 841,820 shares of common stock in exchange for 2,500,000 warrants, which were issued in 2011. The conversion of the warrants was a cashless conversion.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Revenue

Revenues for the three months ended March 31, 2013 $1,016,986, compared to $829,033 during the same periods in 2012. The increase in revenues was attributable to expanded concert promotion efforts and increased revenues from the operation of the company plus addition of revenues from Stereo Live and the Dallas market that acquired in September 2012.

Direct Costs

Direct costs $418,031 for the three months ended March 31, 2013, compared to $425,311 for the same periods in 2011. As a percentage of revenues direct costs was 41.1% in the 2013 quarter month periods compared to 51.3% in same period in 2012. The change in direct cost as a percentage of sales in 2013 over 2012 was due to lower production costs as related to higher revenue in 2013.

The principal direct costs of the two three months periods were as follows:

	Three Months Ended March 31
	2013	2012
Promotion	$30,427	$55,947
Talent and Production	253,013	369,364
Beverages	134,591	--
	$418,031	$425,311

General and Administrative Expenses

General and administrative expense for the three months ended March 31, 2013 was $492,665 compared to $428,622 for the same periods in 2012. The increase in general and administrative expense was attributable to increased staffing, cost of administration and other investments to support our planned growth initiatives. The principal general and administrative expenses for the nine month periods were as follows:

	Three Months Ended March 31,
	2013	2012
Consulting and Salaries	$149,720	307,623
Legal and Accounting	23,020	89,192
Venue	285,771	--
Travel & Entertainment	2,122	4,195
Office and other expenses	32,032	27,612
	$492,665	$428,622

Depreciation and Amortization

Depreciation and amortization expense incurred in the three months ended March 31, 2013 was $12,290 compared to $3,801 in 2012. The variance in depreciation and amortization expense was attributable to additional amortization of the markets acquired by the Company in 2013.

Other Income (Expense)

Other income (expense) consists principally of interest expense and gain/ (loss) on changes in the value of derivative liability associated with outstanding warrants. Other income and expense, net, totaled income of $655,527 for the three month period and expense of $65,831 for the three months ending March 31, 2013 compared to zero and $3,803,815 in the same periods in 2012. The major expense was attributable to the change in fair value of derivative liabilities to reflect the calculated value less the initial measurement of the derivative liability on the outstanding debentures and warrants in 2013 and 2012 plus interest costs in the same periods.

Financial Condition

Cash, Cash Flows and Working Capital

At March 31, 2013, we had current assets of $96,116, current liabilities of $5,986,070 and a working capital deficit of $5,889,954 as compared to current assets of $53,129, current liabilities of $6,680,735 and a working capital deficit of $6,627,606 at December 31, 2012. Current liabilities largest liability was the derivative liability, which was $4,352,110 as of March 31, 2013 and $5,006,837 as of December 31, 2012.

Net cash used in operations for the three months ending March 31, 2013 was $1,074 compared to $7,065 in the same period in 2012. The decrease in cash used in operations was principally attributable to the decrease in the net loss plus non-cash charges associated with derivative liabilities during the period and the decreases in cash related to deferred revenue, prepaid rent and increased inventory and lower accounts payable.

Net cash used in investing activities for the period ending March 31, 2013 was zero compared to zero for the same period in 2012.

Net cash provided by financing activities during the three months ended March 31, 2013 was zero compared to $500 for the same period in 2012.

Liquidity and Capital Resources

Our principal requirement for capital is to fund our operating deficits and growth initiatives and satisfy our contractual obligations and outstanding debt and payables.

We believe that we will be required to either improve profitability and operating cash flow or to borrow additional funds or otherwise secure additional financing, or both, to support our operations during the balance of 2013 and beyond. Except as described below regarding our equity line of credit, we do not presently have any commitments to provide financing, if needed, to support our operations.

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

Debt

In January 2007, the Company issued a promissory note that was repayable, with interest accruing at 10%, on the earlier of December 31, 2007 or upon receipt of proceeds from a public offering of shares. During 2009 the Company agreed to convert $258,378 of debt to 56,786,461 shares of common stock. As neither has occurred, the note is in default with the outstanding balance of the note payable as of March 31, 2013 with a principal balance of $694,349.

On September 12, 2012, we issued $500,000 of 2012 Debentures. The 2012 Debentures mature September 11, 2015 and accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock.

During 2012, the Company borrowed $100,000 from a third party, due on demand bearing no interest. $60,000 was repaid leaving a balance due of $40,000 as of March 31, 2013.

Total notes payable as of March 31, 2013 were $734,349.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2013.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013. Such conclusion reflects the identification as material weakness: (1) the lack of written procedures and job descriptions within the Company and (2) our principal accounting officer’s lack accounting expertise. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5: Other Information

None.

Item 6: Exhibits

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

NIGHTCULTURE, INC.

Dated: May 14, 2013	By:	/s/ Michael Long
Michael Long
Chief Executive Officer
(Acting Principal Financial and Accounting Officer and Duly Authorized Officer)