Form 10-Q
period 2013-06-30
NightCulture, Inc.
filed 2013-08-13
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013, the Registrant had 57,768,965 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statement.

NIGHTCULTURE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,750	$31,030
Inventory	21,689	22,099
Prepaid	29,000	--
Total current assets	65,439	53,129

Fixed assets, net of depreciation of $31,276 and $27,640 respectively	5,998	9,634
Intangible asset net of amortization of $42,616 and $22,968, respectively	353,720	373,368
Goodwill	238,674	238,674
Total assets	$663,831	$674,805

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$345,676	$379,914
Accrued interest	534,350	487,135
Deferred income	--	50,000
Advance –related party	22,500	22,500
Derivative liability	2,226,680	5,006,837
Notes payable	734,349	734,349
Total current liabilities	3,863,555	6,680,735

Convertible debentures- net of discount of $366,439 and $449,772, respectively	133,561	50,228
Total liabilities	3,997,116	6,730,963

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding	--	--
Common stock, $0.001 par value, 100,000,000 authorized, 57,768,965 and 53,072,325 issued and outstanding, respectively	57,773	53,072
Additional paid-in capital	4,764,341	4,224,412
Accumulated deficit	(8,155,399)	(10,333,642)
Total stockholders’ equity (deficit)	(3,333,285)	(6,056,158)

Total liabilities and stockholders’ equity (deficit)	$663,831	$674,805

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)

Revenue	$1,279,138	$785,968	$2,296,924	1,615,001
Direct costs	800,886	413,655	1,218,917	838,966
Gross profit	478,252	372,313	1,078,007	776,035

Operating expenses:
Depreciation and amortization expense	10,994	5,112	23,284	8,913
General and administrative expense	489,836	411,727	982,502	840,349
Total operating expenses	500,830	416,839	1,005,786	849,262

Income (loss) from operations	(22,578)	(44,526)	72,221	(73,227)

Other income (expense)
Other income	2,021	--	2,022	--
Loss on equipment	--	(900)	--	(900)
Interest expense	(65,695)	(18,319)	(131,527)	(37,273)
Gain(loss) on change in fair value of Derivative liabilities	1,580,800	4,150,487	2,235,527	365,626
Total other income (expense)	1,517,126	4,131,268	2,106,022	327,453

Net income	$1,494,548	$4,086,742	$2,178,243	$254,226

Net income (loss) per share : Basic	$0.03	$(0.00)	$0.04	$(0.00)
Net income (loss) per share : Diluted	$0.01	$(0.05)	$0.02	$(0.00)

Weighted average number of shares outstanding:
Basic	55,862,573	75,528,359	54,459,741	46,908,000
Diluted	99,173,873	88,127,693	97,771,041	59,192,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 31,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net income	$2,178,243	$254,226
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	23,284	8,913
Amortization of debt discount	83,333	-
Loss (gain) on change in fair value of derivative liabilities	(2,235,527)	(365,626)
Loss on equipment	--	900
Changes in operating assets and liabilities:
Inventory	410	(2,266)
Accounts payable and accrued expense	12,977	145,955
Prepaid and other assets	(29,000)	5,355
Deferred income	(50,000)	--
Net cash provided by (used in) operating activities	(16,280)	47,457

Net increase (decrease) in cash	(16,280)	47,457
Cash – beginning of period	31,030	13,105
Cash – end of period	$14,750	$60,562

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Derivative write off due to conversion	$--	$732,720
Recognition of new derivative liabilities	$--	$5,149,437
Derivative write off due to warrant exercise	$544,630	$--
Stock issued for conversion of warrants	$4,701	--
Stock issued for conversion of convertible debenture and accrued interest	$--	$528,836

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has a negative working capital of $3,798,116 for the period ending June 30, 2013. As of June 30, 2013, the Company reported an accumulated deficit of $8,155,399. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as June 30, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities as of December 31, 2012			$5,006,837	$5,006,837
Derivative write off due to warrant exercise			(544,630)	(544,630)
Change in fair value of derivative liability	--	--	(2,235,527)	(2,235,527)
Derivative liability as of June 30, 2013	--	--	2,226,680	2,226,680

NOTE 4 – RELATED PARTY TRANSACTIONS

For the period ended June 30, 2013, there are net advances owed to a related party of $22,500.

NOTE 5 – EQUITY

On April 1, 2013 the Company issued 1,852,004 shares of common stock in exchange for 3,647,996 warrants, which were issued in 2011.  The conversion of the warrants was a cashless conversion.

On May 6, 2013 the Company issued 841,820 shares of common stock in exchange for 2,500,000 warrants, which were issued in 2011.  The conversion of the warrants was a cashless conversion.

On June 11, 2013 the Company issued 2,007,466 shares of common stock in exchange for 5,991,784 warrants, which were issued in 2011.  The conversion of the warrants was a cashless conversion.

NOTE 6 – RESTATEMENT

During 2011, the Company issued debt instruments that were convertible into common stock at price equal to 70% of the average closing price of the Company’s common stock. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815.  Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities.  Originally, the Company accounted for other share settle-able instruments in equity.  During 2013, management discovered the error and is restating its financial statements for the six months ended June 30, 2012 to correct this error.

During the six month period ended June 30, 2012, the Company recognized an additional loss on derivatives of $3,935,919 as a result of the error noted above.

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

Results of Operations

Revenue

Revenues for the three and six months ended June 30, 2013 $1,279,138 and $2,296,924, compared to $785,968 and $1,615,001 during the same periods in 2012. The increase in revenues was attributable to expanded concert promotion efforts and increased revenues from the operation of the company plus addition of revenues from Stereo Live and the Dallas market that acquired in September 2012.

Direct Costs

Direct costs were $800,886 and $1,218,917 for the three and six months ended June 30, 2013, compared to $413,655 and $838,966 for the same periods in 2012. As a percentage of revenues, direct costs were 62.6% and 53.1% in the 2013 three and six month periods compared to 51.9% and 52.6% in same period in 2012.  The change in direct cost as a percentage of sales in 2013 over 2012 was due to higher production costs as related to higher revenue in 2013.

The principal direct costs of the two six month periods were as follows:

	Six Months Ended June 30,
	2013	2012
Promotion	$203,219	22,588
Talent and Production	788,621	332,903
Beverages	227,077	116,545
	$1,218,917	$472,036

General and Administrative Expenses

General and administrative expense for the three and six  months ended June 30, 2013 was $489,937 and $982,605 compared to $411,727 and $840,349 for the same periods in 2012.  The increase in general and administrative expense was attributable to increased staffing, cost of administration and other investments to support our planned growth initiatives. The principal general and administrative expenses for the six month periods were as follows:

	Six Months Ended June 30,
	2013	2012
Consulting and Salaries	$293,269	183,010
Legal and Accounting	46,066	82,623
Venue	426,977	295,615
Travel & Entertainment	1,356	6,521
Office and other expenses	215,269	272,580
	$982,937	$840,349

Depreciation and Amortization

Depreciation and amortization expense incurred in the three and six months ended June 30, 2013 were $10,893 and $23,183 compared to $5,112 and $8,913 in 2012.  The variance in depreciation and amortization expense was attributable to additional amortization of the markets acquired by the Company in 2013.

Other Income (Expense)

Other income (expense) consists principally of interest expense and gain/ (loss) on changes in the value of derivative liability associated with outstanding warrants. Other income and expense, net, totaled income of $1,517,126 and $2,106,022 for the three and six month period and expense of $4,131,268 and $327,453 in the same periods in 2012. The major was attributable to the change in fair value of derivative liabilities to reflect the calculated value less the initial measurement of the derivative liability on the outstanding debentures and warrants in 2013 and 2012 plus interest costs in the same periods.

Financial Condition

Cash, Cash Flows and Working Capital

At June 30, 2013, we had current assets of $65,439, current liabilities of $ 3,863,555 and a working capital deficit of $3,798,116 as compared to current assets of $53,129, current liabilities of $6,680,735 and a working capital deficit of $6,627,606 at December 31, 2012.  Current liabilities largest liability was the derivative liability, which was $2,226,680 as of June 30, 2013 compared to $5,006,837 as of December 31, 2012.

Net cash used in operations for the six months ending June 30, 2013 was $16,280 compared to net cash provided of $47,457 in the same period in 2012. The increase in cash used in operations was principally attributable to the decrease in the net loss  plus non-cash charges associated with derivative liabilities during the  period and the decreases in cash related to deferred revenue, prepaid rent and increased inventory and lower accounts payable.

Net cash used in investing activities for the period ending June 30, 2013 was zero compared to zero for the same period in 2012.

Net cash provided by financing activities during the three months ended June 30, 2013 was zero compared to zero for the same period in 2012.

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

Debt

In January 2007, the Company issued a promissory note that was repayable, with interest accruing at 10%, on the earlier of December 31, 2007 or upon receipt of proceeds from a public offering of shares. During 2009 the Company agreed to convert $258,378 of debt to 56,786,461 shares of common stock. As neither has occurred, the note is in default with the outstanding balance of the note payable as of June 30, 2013 with a principal balance of $694,349.

On September 12, 2012, we issued $500,000 of 2012 Debentures.  The 2012 Debentures mature September 11, 2015 and accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock.

During 2012, the Company borrowed $100,000 from a third party, due on demand bearing no interest.  $60,000 was repaid leaving a balance due of $40,000 as of June 30, 2013.

Total notes payable as of June 30, 2013 were $867,910.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2013.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013. Such conclusion reflects the identification as material weakness: (1) the lack of written procedures and job descriptions within the Company and (2) our principal accounting officer’s lack accounting expertise.  Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NIGHTCULTURE, INC.

Dated: August 13, 2013	By:	/s/ Michael Long
Michael Long
Chief Executive Officer
(Acting Principal Financial and Accounting Officer and Duly Authorized Officer)