Form 10-Q
period 2013-09-30
NightCulture, Inc.
filed 2013-11-19
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, the Registrant had 57,768,965 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statement.

NIGHTCULTURE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,318	$31,030
Inventory	9,882	22,099
Prepaid expenses	109,000	--
Total current assets	171,200	53,129

Fixed assets, net of depreciation of $32,444 and $27,640 respectively	4,829	9,634
Intangible asset net of amortization of $52,440 and $22,968, respectively	343,896	373,368
Goodwill	238,674	238,674
Total assets	758,599	$674,805

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$438,164	$379,914
Accrued interest	71,121	487,135
Deferred income	--	50,000
Advance –related party	22,500	22,500
Derivative liability	2,522,873	5,006,837
Notes payable	420,000	734,349
Total current liabilities	3,474,658	6,680,735

Convertible debentures- net of discount of $324,772 and $449,772, respectively	175,228	50,228
Total liabilities	3,649,886	6,730,963

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding	--	--
Common stock, $0.001 par value, 100,000,000 authorized, 57,923,615 and 53,072,325 issued and outstanding, respectively	57,923	53,072
Additional paid-in capital	4,769,741	4,224,412
Accumulated deficit	(7,718,951)	(10,333,642)
Total stockholders’ deficit	(2,891,287)	(6,056,158)

Total liabilities and stockholders’ deficit	$758,599	$674,805

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenue	$1,144,918	$1,046,948	$3,441,842	2,661,949
Direct costs	609,775	798,583	1,828,692	1,637,549
Gross profit	535,143	248,365	1,613,150	1,024,400

Operating expenses:
Depreciation and amortization expense	10,992	4,604	34,276	13,517
General and administrative expense	601,642	370,645	1,584,144	1,210,994
Total operating expenses	612,634	375,249	1,618,420	1,224,511

Loss from operations	(77,491)	(126,884)	(5,270)	(200,111)

Other income (expense)
Other income	1	--	2,023	--
Loss on equipment	--	--	--	(900)
Interest expense	(65,803)	(19,268)	(197,330)	(56,541)
Gain on settlement of debt	875,934	--	875,934	-
Gain (loss) on derivative liabilities	(296,193)	(6,998,656)	1,939,334	(6,633,030)
Total other income (expense)	513,939	(7,017,924)	2,619,961	(6,690,471)

Net income (loss)	$436,448	$(7,144,808)	$2,614,691	$(6,890,582)

Net income (loss) per share : Basic	$0.01	$(0.14)	$0.05	$(0.14)
Net income (loss) per share : Diluted	$0.01	$(0.14)	$0.03	$(0.14)

Weighted average number of shares outstanding:
Basic	57,798,340	49,509,134	55,584,746	48,589,053
Diluted	109,370,775	49,509,134	107,157,181	48,589,053

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net income (loss)	$2,614,691	$(6,890,582)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	34,276	13,517
Gain on settlement of debt and accrued interest	(875,934)	--
Amortization of debt discount	125,000	--
Loss (gain) on change in fair value of derivative liabilities	(1,939,334)	6,633,030
Loss on equipment	--	900
Changes in operating assets and liabilities:
Inventory	12,217	(3,164)
Accounts payable and accrued expense	129,372	38,903
Prepaid expenses and other assets	(109,000)	92
Deferred income	(50,000)	--
Net cash provided by (used in) operating activities	(58,712)	(207,304)

Cash flows from investing activities:
Cash paid for purchase of Full Access	--	(300,000)

Cash flows from financing activities:
Proceeds from borrowings on debt	80,000	500,000

Net increase (decrease) in cash	21,288	(7,304)
Cash – beginning of period	31,030	13,105
Cash – end of period	$52,318	$5,801

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Derivative write off due to conversion	$--	$732,723
Recognition of new derivative liabilities	$--	$5,149,437
Stock issued for acquisition of Full Access	--	290,000
Derivative write off due to warrant exercise	$544,630	$--
Stock issued for conversion of warrants	$4,701	--
Stock issued for debt and accrued interest	$5,550	528,836

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has a negative working capital of $3,303,458 for the period ending September 30, 2013. As of September 30, 2013, the Company reported an accumulated deficit of $7,718,951. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Level 2 –
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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as September 30, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities as of December 31, 2012			$5,006,837	$5,006,837
Derivative write off due to warrant exercise			(544,630)	(544,630)
Change in fair value of derivative liability	--	--	(1,939,334)	(1,939,334)
Derivative liability as of September 30, 2013	--	--	2,522,873	2,522,873

NOTE 4 – RELATED PARTY TRANSACTIONS

For the period ended September 30, 2013, there are net advances owed to a related party of $22,500.

NOTE 5 – NOTES PAYABLE

On August 25, 2013, the Company borrowed $80,000 from a third party. The note is due on November 15, 2013, carries an interest rate of 8%, and the principal to be paid back is $89,600.

NOTE 6 - EQUITY

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

On September 15, 2013, the Company issued 150,000 shares of common stock in exchange for $487,135 of accrued interest and $394,349 of notes payable. The fair value of the common stock was valued at $5,550. This transaction resulted in a gain on settlement of debt and accrued interest of $875,934.

NOTE 7 – RESTATEMENT

During 2011, the Company issued debt instruments that were convertible into common stock at price equal to 70% of the average closing price of the Company’s common stock. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. Originally, the Company accounted for other share settle-able instruments in equity. During 2013, management discovered the error and is restating its financial statements for the nine months ended September 30, 2012 to correct this error.

During the nine month period ended September 30, 2012, the Company recognized an additional loss on derivatives of $6,514,819 as a result of the error noted above.

During 2011, the Company recognized revenues and cost of sales on a cash basis, but worked regularly with other promoters and shared the costs and revenues earned for each event. This often resulted in netting of revenues and direct costs as of September 30, 2013. During 2013, management discovered the error and is restating its financial statements for the nine months ended September 30, 2012 to correct this error.

During the nine month period ended September 30, 2012, the Company recognized additional revenues and direct costs of $930,072 as a result of the error noted above.

NOTE 8 – FULL ACCESS ACQUISITION

On September 13, 2012, the Company purchased Full Access, a promotions and production business in the Dallas, Texas market. Under the purchase agreement, it was represented that there were no outstanding liabilities that the Company would assume. On July 2013, a vendor has contacted the Company claiming amounts owed of $142,000, which were accrued prior to the Company’s purchase of Full Access. The Company has an ongoing relationship with this vendor and has gross receivables outstanding of $114,981 as of September 30, 2013. The vendor will withhold payment of the receivables until the $142,000 claim has been paid. These receivable amounts have been netted against the $142,000 claim, resulting in a payable of $27,019 to the vendor as of September 30, 2013. The Company has filed a petition against the sellers of Full Access to pay the $142,000 in full.

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

Results of Operations

Revenue

Revenues for the three and nine months ended September 30, 2013 $1,144,918 and $3,441,842, compared to $1,046,948 and $2,661,949 during the same periods in 2012. The increase in revenues was attributable to expanded concert promotion efforts and increased revenues from the operation of the company plus addition of revenues from Stereo Live and the Dallas market that acquired in September 2012.

Direct Costs

Direct costs were $609,775 and $1,828,692 for the three and nine months ended September 30, 2013, compared to $798,583 and $1,637,549 for the same periods in 2012. As a percentage of revenues, direct costs were 53% and 53% in the 2013 three and nine month periods compared to 76% and 61.5% in same period in 2012. The change in direct cost as a percentage of sales in 2013 over 2012 was due to higher production costs as related to higher revenue in 2013.

General and Administrative Expenses

General and administrative expense for the three and nine months ended September 30, 2013 was $601,642 and $1,584,144 compared to $370,645 and $1,210,994 for the same periods in 2012. The increase in general and administrative expense was attributable to increased staffing, cost of administration and other investments to support our planned growth initiatives.

Depreciation and Amortization

Depreciation and amortization expense incurred in the three and nine months ended September 30, 2013 were $10,992 and $34,276 compared to $4,604 and $13,517 in 2012. The variance in depreciation and amortization expense was attributable to additional amortization of the markets acquired by the Company in 2013.

Other Income (Expense)

Other income (expense) consists principally of interest expense and gain/ (loss) on changes in the value of derivative liability associated with outstanding warrants. Other income and expense, net, totaled income of $513,939 and $2,619,961 for the three and nine months ended September 30, 2013 and expense of $7,017,924 and $6,690,471 in the same periods in 2012. The major was attributable to the change in fair value of derivative liabilities to reflect the calculated value less the initial measurement of the derivative liability on the outstanding debentures and warrants in 2013 and 2012 plus interest costs in the same periods.

Financial Condition

Cash, Cash Flows and Working Capital

At September 30, 2013, we had current assets of $171,200, current liabilities of $ 3,474,658 and a working capital deficit of $3,303,458 as compared to current assets of $53,129, current liabilities of $6,680,735 and a working capital deficit of $6,627,606 at December 31, 2012. Current liabilities largest liability was the derivative liability, which was $2,522,873 as of September30, 2013 compared to $5,006,837 as of December 31, 2012.

Net cash used in operations for the nine months ending September 30, 2013 was $58,712 compared to net cash used of $ 207,304 in the same period in 2012. The increase in cash used in operations was principally attributable to the decrease in the net loss plus non-cash charges associated with derivative liabilities during the period and the decreases in cash related to deferred revenue, prepaid rent and increased inventory and lower accounts payable.

Net cash used in investing activities for the period ending September 30, 2013 was zero compared to $300,000 for the same period in 2012.

Net cash provided by financing activities during the nine months ended September 30, 2013 was $80,000 compared to $500,000 for the same period in 2012.

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

Debt

In January 2007, the Company issued a promissory note that was repayable, with interest accruing at 10%, on the earlier of December 31, 2007 or upon receipt of proceeds from a public offering of shares. During 2009 the Company agreed to convert $258,378 of debt to 56,786,461 shares of common stock. During the nine months ended September 30, 2013, the company agreed to covert $881,484 of the debt into 150,000 shares of common stock, with $300,000 remaining due. The company recognized a gain on the conversion of debt of $875,934. As of September 30, 2013, $300,000 of the principal of the note is left outstanding and non-interest bearing.

On September 12, 2012, we issued $500,000 of 2012 Debentures. The 2012 Debentures mature September 11, 2015 and accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock.

During 2012, the Company borrowed $100,000 from a third party, due on demand bearing no interest. $60,000 was repaid leaving a balance due of $40,000 as of September 30, 2013.

Total notes payable as of September 30, 2013 were $595,228.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2013.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013. Such conclusion reflects the identification as material weakness: (1) the lack of written procedures and job descriptions within the Company and (2) our principal accounting officer’s lack accounting expertise. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
___________
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

NIGHTCULTURE, INC.

Dated: November 19, 2013	By:	/s/ Michael Long
Michael Long
Chief Executive Officer
(Acting Principal Financial and Accounting Officer and Duly Authorized Officer)