Form 10-Q/A
period 2013-09-30
NightCulture, Inc.
filed 2013-12-13
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment-1

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

As of December 12 , 2013, the Registrant had 57,768,965 shares of common stock issued and outstanding.

  EXPLANATORY NOTE

Nightculture, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on Form 10-Q for the quarter ended September 30, 2013 that was originally filed with the United States Securities and Exchange Commission (the “Commission”) on November 19, 2013 (the “Original Quarterly Report”) for the purposes of amending and restating the restated three and nine months 2012 statements of operations and the restated none months ended 2012 cash flow operating activities and its subsequent changes in the foot notes and MD&A discussion. Other than discussed above,; no other changes have been made to the Original Quarterly Report. This Amendment Report speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q, except with regard to amending and restating of the consolidated statements of cash flows operating activities.

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

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenue	$1,144,918	$959,454	$3,441,842	2,001,438
Direct costs	609,775	729,894	1,828,692	928,400
Gross profit	535,143	229,560	1,613,150	1,073,038

Operating expenses:
Depreciation and amortization expense	10,992	4,604	34,276	13,517
General and administrative expense	601,642	370,645	1,584,144	1,210,994
Total operating expenses	612,634	375,249	1,618,420	1,224,511

Loss from operations	(77,491)	(145,689)	(5,270)	(151,473)

Other income (expense)
Other income	1	--	2,023	--
Loss on equipment	--	--	--	(900)
Interest expense	(65,803)	(19,268)	(197,330)	(56,541)
Gain on settlement of debt	875,934	--	875,934	-
Gain (loss) on derivative liabilities	(296,193)	(6,998,656)	1,939,334	(6,633,030)
Total other income (expense)	513,939	(7,017,924)	2,619,961	(6,690,471)

Net income (loss)	$436,448	$(7,163,613)	$2,614,691	$(6,841,944)

Net income (loss) per share : Basic	$0.01	$(0.14)	$0.05	$(0.14)
Net income (loss) per share : Diluted	$0.01	$(0.14)	$0.03	$(0.14)

Weighted average number of shares outstanding:
Basic	57,798,340	49,509,134	55,584,746	48,589,053
Diluted	109,370,775	49,509,134	107,157,181	48,589,053

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net income (loss)	$2,614,691	$(6,841,944)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	34,276	13,517
Gain on settlement of debt and accrued interest	(875,934)	--
Amortization of debt discount	125,000	--
Loss (gain) on change in fair value of derivative liabilities	(1,939,334)	6,633,030
Loss on equipment	--	900
Changes in operating assets and liabilities:
Inventory	12,217	(3,164)
Accounts payable and accrued expense	129,372	38,903
Prepaid expenses and other assets	(109,000)	92
Deferred income	(50,000)	--
Net cash provided by (used in) operating activities	(58,712)	(158,666)

Cash flows from investing activities:
Cash paid for purchase of Full Access	--	(300,000)

Cash flows from financing activities:
Proceeds from borrowings on debt	80,000	500,000

Net increase (decrease) in cash	21,288	(41,334)
Cash – beginning of period	31,030	13,105
Cash – end of period	$52,318	$54,439

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Derivative write off due to conversion	$--	$732,723
Recognition of new derivative liabilities	$--	$5,149,437
Stock issued for acquisition of Full Access	--	290,000
Derivative write off due to warrant exercise	$544,630	$--
Stock issued for conversion of warrants	$4,701	--
Stock issued for debt and accrued interest	$5,550	528,836

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

During the nine month period ended September 30, 2012, the Company recognized additional revenues and direct costs of $ 302,561 as a result of the error noted above.

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

Results of Operations

Revenue

Revenues for the three and nine months ended September 30, 2013 $1,144,918 and $3,441,842, compared to $ 959,454 and $2 ,001,438 during the same periods in 2012. The increase in revenues was attributable to expanded concert promotion efforts and increased revenues from the operation of the company plus addition of revenues from Stereo Live and the Dallas market that acquired in September 2012.

Direct Costs

Direct costs were $609,775 and $1,828,692 for the three and nine months ended September 30, 2013, compared to $ 729,894 and $ 928,400 for the same periods in 2012. As a percentage of revenues, direct costs were 53% and 53% in the 2013 three and nine month periods compared to 76% and 46.4 % in same period in 2012. The change in direct cost as a percentage of sales in 2013 over 2012 was due to higher production costs as related to higher revenue in 2013.

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

Net cash used in operations for the nine months ending September 30, 2013 was $58,712 compared to net cash used of $ 158,666 in the same period in 2012. The decrease in cash used in operations was principally attributable to the decrease in the net loss plus non-cash charges associated with derivative liabilities during the period and the decreases in cash related to deferred revenue, prepaid rent and increased inventory and lower accounts payable.

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

NIGHTCULTURE, INC.

Dated: December 12 , 2013	By:	/s/ Michael Long
Michael Long
Chief Executive Officer
(Acting Principal Financial and Accounting Officer and Duly Authorized Officer)