Form 10-K
period 2013-12-31
NightCulture, Inc.
filed 2014-03-31
CIK 1114208

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates or 22,958,277 shares of the registrant as of March 27, 2014 was approximately $1,370,609 based upon the closing price of $0.0597 per share reported for such date on the Over-the-Counter Bulletin Board maintained by FINRA. Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2014 was 62,958,931.

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

PART I

Item 1. Business

General

Our principal line of business is a premier producer of live concerts, events, and festivals. NightCulture operates in the following markets: Houston, TX, Austin, TX, Dallas, TX, San Antonio, TX, & Oklahoma City, OK. NightCulture is the first Electronic Music Company to trade in the public markets. Stereo Live, LLC, a wholly-owned subsidiary of NightCulture, operates Stereo Live, a 25,000 square foot venue located on 2 1/2 acres of land at 6400 Richmond Avenue in Houston, Texas. http://www.StereoLiveHouston.com NightCulture Inc. produces two branded music festivals a year, Meltdown Music Festival in Dallas, TX http://www.meltdowndallas.com/ and Something Wicked Halloween Festival http://www.SomethingWickedFestival.com in Houston, TX. Our target market is the 18-35 year old age group. Electronic Music we feel has become a cultural phenomenon with generation Y combined with the decline of album sales and the emergence of online music downloading, a primary revenue stream for artists and musicians is touring and live performance. This trend puts us in a unique position to take advantage of this monumental shift in the music industry.

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

NightCulture – Texas was formed in 2000 as an Electronic Dance Music promotion company.

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

With the ongoing implementation of the above strategies, we are targeting growth in events promoted from 76 in 2011 to 150 events in 2012 and projecting 175 events in 2013 and continued growth thereafter. We are also targeting promotion of an annual multi-day music festival and one or more single day music festivals.

Our Industry

We operate in the entertainment and live music industries. In general, our industry encompasses concert promotion, production of music tours, venue operations, ticketing services, merchandising and related services.

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

Our Business

Our operations are presently focused on the promotion and production of live music events, primarily in the EDM genre, venue operation, and festival brands. We seek to be the premier producer of live concerts in the markets in which we operate. We promote and produce, and sell merchandise at, our live concerts (primarily in the EDM genre). Over the past three years we have successfully produced, marketed and sold more than 200 live EDM concerts. With the decline of album sales and the emergence of online music downloading, a primary revenue stream for artists and musicians is now found in touring and live performance. We believe we are positioned to take advantage of this shift in the music industry. We have established an event production infrastructure (such as venues for shows, equipment rentals, ticket sales, personnel to work shows) and we believe our relationships with the artists, agents, venues, and customers will enable us to capitalize on this shift in the music industry.

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

Markets

We presently operate in the Houston, Dallas, Austin, San Antonio and Oklahoma City markets. Expansion into additional markets is expected to entail either negotiation of arrangements with venue operators or acquisition of, or partnering with, small local promoters with established operations in a target market. By adding new markets within a region, we expect to create the possibility for artists and agents to create tours in those markets, while at the same time unifying our customers across a broader region. We have developed and identified prospective markets where we can develop business, which include, El Paso, TX, New Orleans, LA, and McAllen, TX. We believe we could develop business in these markets in the coming years if we are able to raise adequate capital. We could also acquire venues to enable further revenue growth in our current markets. The ability to acquire new markets and open new venues will enable us to grow our business.

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

Venues

We acquired a venue, Stereo Live on May 13, 2012. This has given us a unique ability to better control the end product for the consumer, as well as increasing revenues. With proper funding we hope to acquire additional venues in other geographic markets.

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

Our main competitors in the live music industry include Live Nation, AEG, Warehouse Live, Insomniac, Afterdark, Ultra Music Festival, House of Blues, C3 Concerts, Real Music Events, Gritsy and Reverse, in addition to numerous smaller regional companies that operate in our markets. Our competitors compete with us in all cities and locations for the following: tickets sales, artist bookings, electronic music and concert attendees, venues, sponsorships, and production equipment. Many of our competitors are larger companies with significant operations, outstanding customer service, higher profile in the industry and greater access to capital than we have. However, we have expertise in the EDM genre and we work with the leading EDM artists in the world, which helps us to be competitive in this music segment.

Government Regulations

We are subject to federal, state and local laws governing matters relating to operation of our venues, as well as:

●	licensing, permitting and zoning, including noise ordinances;
●	human health, safety and sanitation requirements;
●	the service of food and alcoholic beverages;
●	working conditions, labor, minimum wage and hour, citizenship and employment laws;
●	compliance with ADA and DDA;
●	compliance with United States FCPA;
●	sales and other taxes and withholding of taxes;
●	privacy laws and protection of personally identifiable information;
●	historic landmark rules; and
●	environmental protection.

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

We own 5 websites that are hosted by a third party. The URLs for these sites are NightCulture.com, StereoLiveHouston.com, MeltdownDallas.com, SomethingWickedFestival.com, SomethingWicked.com 77002.com. We also have a Twitter page and a Facebook, and our copyrightable material posted on such sites are subject to non-exclusive, royalty free licenses granted to the third parties hosting such sites.

Employees

As of December 31, 2013, we had 5 full time and 17 part time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are positive. From time to time, we utilize the services of independent contractors to perform various services.

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

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Properties

Our executive offices are located at 6400 Richmond Avenue, Houston, Texas and consist of 150 square feet of office space within a performance venue we lease that is operated by our wholly owned subsidiary Stereo Live, LLC

Item 3.  Legal Proceedings

On December 12, 2013 we received a default judgment in the District Court of Dallas Texas against a seller of the Dallas market (Full Access) for $135,103.68 plus legal fees of $7,000. The judgment is the result of a suit filed to collect a liability not disclosed by the seller at the time of purchase of the Dallas market. Subsequent to the discovery of this liability NightCulture has paid the creditor on behalf of the market seller and is reducing the indemnification asset by the amount earned each quarter by the seller per the sales contract.

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

Fiscal 2013	Low	High
First Quarter	0.08	0.2
Second Quarter	0.037	0.11
Third Quarter	0.03	0.048
Fourth Quarter	0.03	0.18

Fiscal 2012
First Quarter	0.18	0.37
Second Quarter	0.171	0.58
Third Quarter	0.15	0.389
Fourth Quarter	0.10	0.26

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

At March 28, 2014, the closing price of our common stock was $0.0578. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up mark-down or commission and may not necessarily represent actual transactions.

As of March 28, 2014, there were approximately 52 record holders of our common stock.

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

2013 Developments

The following significant events, among others, affected our operations and financial position during 2013 and 2012:

2012 Debentures

On September 12, 2012 the Company issued $500,000 of convertible debentures (the “2012 Debentures”) maturing on September 11, 2015. The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. On January 28, 2014 $78,740 of the principal was converted to 3,086,029 shares of common stock.

Warrants – Pursuant to the terms of the MOU, for each $10,000 in principal amount of Convertible Debentures issued, NightCulture - Texas agreed to issue warrants (the “Warrants”) to purchase 500,000 shares of our common stock. At December 31, warrants had been issued to purchase an aggregate of -- shares of our common stock. Each Warrant is exercisable at a price equal to 70% of the average closing price of our common stock over the 20 days preceding exercise. The Warrants expire December 31, 2014. As a result of a subsequent assumption agreement, we became the primary obligor under the Warrants. During the year ended December 31, 2013 12,139,780 warrants were redeemed as cashless warrants for 4,701,290 shares of common stock. Subsequent to the year ended December 31, 2013 the balance of the warrants were redeemed as cashless warrants for 1,949,287 shares of common stock leaving none of the warrants of this issuance outstanding.

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

On December 12, 2013 we received a default judgment in the District Court of Dallas Texas against the seller of the Dallas market for $135,103.68 plus legal fees of $7,000. The judgment is the result of a suit we filed to collect a liability not disclosed at the time of purchase of the Dallas market.  Nightculture paid the Liability of $135,104 and is deducting the quarterly payments to the seller from the balance of the liability that NightCulture paid.

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

Once determined; derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Our operating results reflect the consolidated operations of NightCulture and its subsidiaries for periods prior to the Exchange and the operations of XXX Acquisitions and NightCulture – Texas for periods following the Exchange.

Revenue

Our revenues increased by 45.3% from $3,892,383 in 2012 to $5,653,776 in 2013. The increase in revenues was attributable to an increase in the number of venues at which we promote events and the resulting increase in events promoted.

Direct Material Costs

Direct material costs increased by 7.4% from $2,919,915 in 2012 to $3,134,641 in 2013. Direct material costs reflect our cost of promotion and production of events, the principal components for 2012 and 2013.

The increase in direct material costs was attributable to the increase in events promoted and increased costs associated with efforts to gain market share.

General and Administrative Expenses and Other

General and administrative expense for 2013 increased 27.5% from $1,808,505 in 2012 to $2,306,446 in 2013. The increase in general and administrative expense was attributable to the building of the market base and support systems required to support the increase of sales. IN

Depreciation and Amortization

Depreciation and amortization expense increased 84% from $24,639 in 2012 to $45,269 in 2013. The increase in depreciation and amortization expense was attributable to additional investments in the Dallas market during 2013.

Other Income (Expense)

Other income was $2,833,442 in 2013 compared to other expenses of $767,572 in 2012. Contributing to the difference between the years is a gain on fair value of derivative liability of $2,201,639 in 2013 compared to a loss on fair value of derivative liability of $636,419 in 2012, a gain on debt forgiveness of $875,934 in 2013 offset by interest expense of $245,597 in 2013 compared to interest expense of $131,153 in 2012.

Financial Condition

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations and to satisfy our contractual obligations, primarily for the repayment of debt.

During 2012, we received $500,000 of proceeds from the issuance of Convertible Notes and a net of $40,000 from a note payable of $100,000 of which $60,000 was paid back during the year. Proceeds from those note issuances constitute our principal source of capital to support our operations. In 2013 we received $80,000 in a note payable which was paid back plus interest of $9,600 in November, 2013.

We believe that we will be required to either improve profitability and operating cash flow or to borrow additional funds or otherwise secure additional financing, or both, to support our operations going forward. Except as described below regarding our equity line of credit, we do not presently have any commitments to provide financing, if needed, to support our operations.

Cash, Cash Flows and Working Capital

We had a cash balance of $31,030 and a working capital deficit of $6,627,606 at December 31, 2012 as compared to a cash balance of $52,691 and a working capital deficit of $2,759,955 at December 31, 2013. The increase in cash on hand and working capital is primarily attributable to an operating profit of $167,420 in 2013 compared to an operating loss of $861,576 in 2012 plus an increase in fair value of derivative liability from a loss of $636,419 in 2012 compared to a gain of $2,201,639 in 2013.

Operations used $212,819 of cash during 2012 as compared to $16,251 provided during 2013. The change in operating cash flows during 2013 was principally attributable to a profit in 2013 over 2012.

Investing activities used $309,256 of cash during 2012 as compared to cash used in investing activities of $0 during 2013.  The cash used in investing activities during 2012 was attributable the acquisition of the Dallas market for $300,000.

Financing activities provided cash flows of $540,000 during 2012 as compared to $5,410 provided during 2013.  Cash flows provided by financing activities during the 2012 period related to issuance of convertible debentures $500,000 and a note payable of $100,000 of which $60,000 was paid back during the year 2012, Cash provided in financing activities in 2013 is attributed to borrowings on debt – net face discount of $80,000, the payment of debt of $89,600 and an increase in bank indebtedness of $15,010.

Debt

At December 31, 2013, we had $556,894 of indebtedness outstanding, consisting of convertible debentures with an outstanding balance of $500,000, net of $283,106 discount plus two notes payable with outstanding balances of $300,000and $40,000, respectively.

We issued $500,000 of convertible debentures in 2012 (the “2012 Debentures”) maturing on September 11, 2015. The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. On January 28, 2014 the debt holder converted $78,740 of debt to 3,086,029 shares of common stock.

Capital Expenditures

We did not have any capital expenditures during 2013.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2013.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Our financial statements are audited and appear immediately after the signature page of this report. See “Index to Financial Statements” on page 25 of this report.

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

(b) On March 5, 2013, the Company appointed MaloneBailey LLP as its independent registered public accounting firm.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2013, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

Based on the evaluation performed, management concluded that our internal control over financial reporting was not effective as of December 31, 2013. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review, also arising from our chief executive officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Michael Long	34	Chief Executive Officer, President and Director

On September 17, 2012 Marcia Rosenbaum resigned as a director of the Company

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

Compliance with Section 16(a) of Exchange Act

Under the securities laws of the United States, our directors, its executive officers, and any person holding more than ten percent of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to disclose any failure to file by these dates during fiscal year 22013. To our knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2013. In making these disclosures, we relied solely on copies of reports filed with the SEC.

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

Item 11.  Executive Compensation

Named Executive Officers

The following table sets forth in summary form the compensation earned during 2013 and 2012 by our named executive officers:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Long,	2013	120,000	—	—	—	—	—	—	120,000
CEO(3)	2012	47,500	—	—	—	—	—	—	47,500
	2011	34,230	—	—	—	—	—	—	34,230

Surain Adyanthaya,	2013	120,000	—						120,000
Director(4)	2012	—	—						—
	2011	—	—						—

Marcia Rosenbaum,	2013	—	—	—	—	—	—	—	—
CEO(2)	2012	—	—	—	—	—	—	—	—
	2011
______________
(1)	Includes compensation paid by our subsidiary, NightCulture, Inc.
(2)	Mrs. Rosenbaum resigned as CEO effective July 31, 2011 and as a director effective September 17, 2012
(3)	Mr. Long received $57,000 in cash and the balance of $63,000 was accrued
(4)	Mr. Adyanthaya salary was accrued and not paid.

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

Director Compensation

We paid no compensation to our directors for service in such capacity during 2013 but accrued $120,000 for Mr. Adyanthaya.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 15, 2013, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock held by (i) each person known to be the owner of more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class

Michael Long (2)	20,000,000	31,77%
Surain Adyanthaya (2)	20,000,000	31.77%
All directors and officers as a group (2 persons)	40,000,000	63.54%
_________
(1)
Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of March 31, 2014.

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

Item 14.  Principal Accountant Fees and Services

The following table presents fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the years ended December 31, 2013 and 2012 and fees billed for other services rendered by that firm during those periods.

	2013	2012

Audit fees (1)	$35,000	$31,462
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$35,000	$31,462
__________
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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1. Financial statements. See “Index to Financial Statements” on page 25 of this report.

2. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date Filed	Number	Herewith

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO				X

101.INS **	XBRL Instance Document				X

101.SCH **	XBRL Taxonomy Extension Schema Document				X

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

NIGHTCULTURE, INC.

Dated: March 31, 2014	By:	/s/ Michael Long
Michael Long
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Long	Chief Executive Officer, President and Director	March 31, 2014
Michael Long	(Principal Executive Officer and Principal Financial Officer)

/s/ Surain Adyanthaya	Director	March 31, 2014
Surain Adyanthaya

NIGHTCULTURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nightculture, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Nightculture, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nightculture, Inc. and its subsidiaries as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 31, 2014

NIGHTCULTURE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$52,691	$31,030
Receivables	56,136	--
Prepaid Expense	12,938	--
Inventory	15,506	22,099
Indemnification asset	76,921	135,104
Total current assets	214,192	188,233

Fixed assets, net of depreciation of $33,613 and $27,640, respectively	3,660	9,634
Intangible assets net of amortization of $62,264 and $22,968 respectively	334,072	373,368
Goodwill	238,674	238,674
Total assets	$790,598	$809,909

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expense	$194,494	$379,914
Accrued interest	67,771	487,135
Indemnification liability	--	135,104
Bank overdraft	15,010	--
Deferred income	3,558	50,000
Accrued salary – related parties	183,000	--
Advances – related parties	22,500	22,500
Derivative liability	2,147,814	5,006,837
Notes payable	340,000	734,349
Total current liabilities	2,974,147	6,815,839

Long term liabilities:
Convertible debentures, net of discount of $283,106 and $449,772, respectively	216,894	50,228
Total liabilities	3,191,041	6,866,067

Shareholders’ deficit:
Preferred stock, par value of $.001; 10,000,000 shares authorized
0 issued and outstanding	-	--
Common stock; par value of $0.001; 100,000,000 shares authorized
57,923,615 and 53,072,325 issued and outstanding, respectively	57,923	53,072
Additional paid in capital	4,882,495	4,224,412
Accumulated deficit	(7,340,861)	(10,333,642)
Total shareholders’ deficit	(2,400,443)	(6,056,158)
Total liabilities and shareholders’ deficit	$790,598	$809,909

The accompanying notes are an integral part of these consolidated financial statements

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2013	2012

Revenue	$5,653,776	$3,892,383
Direct costs	3,134,641	2,919,915
Gross profit	2,519,135	972,468

Operating expenses:
Depreciation and amortization	45,269	24,639
Loss on equipment	--	900
General and administrative expenses	2,306,446	1,808,505
Income(loss) from operations	167,420	(861,576)

Other income(expense):
Other income	2,023	--
Gain on debt forgiveness	875,934	--
Interest expense	(245,597)	(131,153)
Gain(loss) in change in fair value of derivative liability	2,201,639	(636,419)
Other expense	(557)	--
Total other income(expense)	2,833,422	(767,572)

Net income(loss) before tax	3,000,862	(1,629,148)

Income tax expense	(8,081)	--

Net income(loss)	$2,992,781	$(1,629,148)

Net income (loss) per share: Basic	$0.06	$(0.03)
Net income (loss) per share: Diluted	$0.03	$(0.03)

Weighted average shares of common stock outstanding:
Basic	56,174,269	49,764,689
Diluted	99,795,022	49,764,689

The accompanying notes are an integral part of these consolidated financial statements

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDING DECEMBER 31, 2013 AND 2012

	Common Stock		Additional		Total Shareholders’
	Shares	Par Value	Paid In Capital	Accumulated Deficit	Equity (Deficit)

Balance at December 31, 2011	46,453,152	46,453	6,942,613	(8,704,494)	(1,715,428)

Stock issued for conversion of debt	2,869,173	2,869	525,967	--	528,836
Stock issued for acquisition	1,000,000	1,000	289,000	--	290,000
Stock issued for cashless exercise of warrants	750,000	750	(750)	--	--
Stock issued for services	2,000,000	2,000	338,000	--	340,000
Reclassification of derivative liability from equity	--	--	(5,149,437)		(5,149,437)
Reclassification of derivative liability to equity	--	--	1,279,019		1,279,019

Net income (loss)	--	--	--	(1,629,148)	(1,629,148)

Balance at December 31, 2012	53,072,325	$53,072	$4,224,412	$(10,333,642)	$(6,056,158)

Stock issued for conversion of debt	150,000	150	5,400	--	5,550
Stock issued for cashless exercise of warrants	4,701,290	4,701	(4,701)	--	--
Reclassification of derivative liability to equity	--	--	657,384	--	657,384

Net income	--	--	--	2,992,781	2,992,781

Balance at December 31, 2013	57,923,615	57,923	4,882,495	(7,340,861)	(2,400,443)

The accompanying notes are an integral part of these consolidated financial statements

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
Cash flow from operating activities
Net income (loss)	$2,992,781	$(1,629,148)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45,269	24,639
Receipt of services for reduction of indemnification asset	37,006	--
Loss on equipment	--	900
Stock issued for services	--	340,000
Gain on Settlement on Debt and Accrued Interest	(875,934)
Amortization of debt discount	176,266	50,228
Change in fair value of derivative liability	(2,201,639)	636,419
Increase (decrease) in liabilities:
Accounts Receivables	(170,063)	---
Inventory	6,593	(10,712)
Other assets	(12,938)	19,165
Accounts payable and accrued expenses	(117,648)	305,690
Accrued Salary –related party	183,000	--
Deferred income	(46,442)	50,000
Net cash flow provided by (used in) operating activities	16,251	(212,819)

Cash flow from investing activities:
Cash paid for the purchase of Full Access	--	(300,000)
Cash paid for the purchase of equipment	---	(9,256)
Net cash provided by(used in) investing activities	---	(309,256)

Cash flow from financing activities:
Bank indebtedness	15,010	--
Borrowing of convertible debentures	--	500,000
Borrowing on debt – net of face discount	80,000	---
Borrowing of notes payable	--	100,000
Repayment of notes payable	(89,600)	(60,000)
Net cash provided by financing activities	5,410	540,000

Net increase(decrease) in cash	21,661	17,925
Cash- beginning of the period	31,030	13,105
Cash- end of the period	$52,691	$31,030

SUPPLEMENTAL DISCLOSURES:
Interest paid		--
Income tax paid		--

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount due to derivative liability	$--	$500,000
Debt and interest converted into equity	5,550	528,836
Shares issued for acquisition	--	290,000
Shares issued for cashless warrants	4,701	--
Goodwill from the acquisition of Full Access	--	238,674
Indemnification asset/liability from the acquisition of Full Access	--	135,104
Reclassification of derivative liabilities to equity	--	5,149,437
Reclassification of derivative liabilities to equity	657,384	1,279,019

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company’s common stock for common share issuances.

Basic and Diluted Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The basic and diluted income (loss) per share for years ended 2013 and 2012 was:

Year Ended December 31,	2013	2012
Net income (loss) per share: Basic	$0.06	$(0.03)
Net income (loss) per share: Diluted	$0.03	$(0.03)

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

Cash and Cash Equivalents

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

Long-Lived Assets

All long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows that can be generated by those assets are less than the carrying value of the assets. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value based on appraisals or other reasonable methods to estimate fair value. There was no impairment of long-lived assets as of December 31, 2013 and 2012.

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

Goodwill and other indefinite intangibles

Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment at least annually or more frequently if an event or circumstance indicates that an impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. An income approach is utilized to estimate the fair value of each reporting unit. The income approach is based on the projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company evaluated goodwill for impairment as of December 31, 2013 and determined no impairment was necessary.

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

Once determined; derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value, being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has a working capital deficit of $2,759,955 as of December 31, 2013.  As of December 31, 2013, the Company reported an accumulated deficit of $7,340,861, The Company’s ability to generate continued positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 - FAIR VALUE MEASUREMENTS

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as December 31, 2013 and 2012.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities as of December 31, 2013			$2,147,814	$2,147,814
Derivative liabilities as of December 31, 2012			$5,006,837	$5,006,837

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Austin Market (10 year life)	27,475	27,475
Dallas Market (10 year life)	335,511	335,511
San Antonio Market (10 year life)	30,000	30,000
Other	3.350	3,350
	396,336	396,336
Accumulated Amortization	(62,264)	(22,968)
Net Intangible Assets	334,072	373,368

Amortization expense for the years ended December 31, 2013 and 2012 was $39,296 and $15,304, respectively.

NOTE 6 - DERIVATIVE INSTRUMENTS

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

During the year ended December 31, 2013, the gain on the change in fair value was of $2,201,639. During the year ended December 31, 2013, $657,384 of the derivative liability was reclassified to equity due to the conversion of warrants.

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 6%-20%, risk free rates from 0.16%-1.29% and an expected term equal to the remaining terms of the notes or warrants.

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2013:

Ending balance as of December 31, 2012	$5,006,837

Reclassification of derivative liability to equity	(657,384)
Gain in fair value of derivative liability	(2,201,639)

Ending balance as of December 31, 2013	$2,147,814

NOTE 7 - NOTE PAYABLE

During 2012, the Company borrowed $100,000 from a third party, due on demand bearing no interest. $60,000 was repaid during 2012. The outstanding balance of the note payable as of December 31, 2013 was $40,000

On September 13, 2013 the Company issued 150,000 shares of common stock in exchange for $487,135 of accrued interest and $394,349 of note payable. The note was rewritten for a principal amount of $300,000 with no interest. As a result of the transaction the Company realized a gain of $875,934 on debt forgiveness. The outstanding balance of the note payable as of December 31, 2013 was $300,000.

On August 25 2013, the Company borrowed $80,000 from a third party. The note had a $9,600 Original Issue Discount requiring repayment of $89,600. The note matured on November 15, 2013 and carried an interest rate of 8%. The note plus interest of $9,600 was repaid on November 8, 2013. During the year ended December 31, 2013, the $9,600 was amortized to interest expense.

Total notes payable as of December 31, 2012 and 2013 were $734,349 and $340,000, respectively.

NOTE 8 - CONVERTIBLE DEBENTURES

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

As discussed in note 4, the Company determined that the embedded conversion options in these notes qualify for liability classification and must be recorded at fair value. The fair value of the conversion options resulted in a full discount to the note of $500,000. During 2013, $166,666 of the discount was amortized to interest expense. As of December 31, 2013, the amount outstanding was $216,894 net of unamortized discount of $283,106

NOTE 9 – COMMON STOCK

In March 2012, three debenture holders converted $480,818 of Company’s convertible debentures plus $48,018 of accrued interest into 2,869,173shares of common stock as requested by the debenture holders.

On September 17, 2012 the Company issued 1,000,000 shares of common stock with a value of $290,000 to two individuals a part of the acquisition of the Dallas market.

On October 9, 2012 the Company issued 750,000 shares of common stock for the conversion of 2,500,000 cashless warrants.

On August 29, 2012 the Company issued 2,000,000 shares with a value of $340,000 to a consultant for service. The stock was expensed as of date of issuance.

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

NOTE 10 - WARRANTS

In conjunction with the issuance of debentures described in Note 7, NightCulture – Texas issued warrants to purchase 500,000 shares of common stock for each $10,000 in principal amount of debentures issued. Warrants to purchase an aggregate of 24,040,900 shares of common stock of NightCulture – Texas were issued and outstanding as of December 31, 2011. The warrants are exercisable until December 31, 2014 at a price equal to 70% of the average closing price of the common stock over the 20 trading day period ending prior to the date of conversion; provided, however, that a holder of warrants may not exercise warrants to the extent that the share holdings in NightCulture – Texas of such holder would exceed 4.99% following such exercise. These warrants were classified as derivative liabilities described in Note 6.

In conjunction with the issuance of debentures described in Note 7, on September 12, 2012, the Company issued warrants entitling the holder to purchase up to 25,000,000 shares of the Company common stock at 50% of the average closing price of the 20 day period ending one day prior to exercising the 2012 Warrants. The warrant holder may exercise the warrants on or before December 31, 2015.

			Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at Year Ended December 31, 2011	24,040,900	0.09	3.00	24,040,900	--

Granted	25,000,000	0.06	3.00	25,000,000	--
Exercised	(2,500,000)	0.09	--	(2,500,000)	--
Forfeited or Cancelled	--	--	--	--	--

Outstanding a Year Ended December 31, 2012	46,540,900	0.07	2.54	46,540,900	--
Granted	--	--	--	--	--
Exercised	(12,139,780)	0.03	--	(12,139,780)	--
Forfeited or Cancelled	--	--	--	--	--

Outstanding at Year Ended December 31, 2013	34,401,120	0.02	1.73	34,401,120	560,723

NOTE 11 - INCOME TAX

At December 31, 2013 and 2012, the Company had a federal net operating loss carry forward of approximately $621,736 and $1,246,211, respectively, which expires in varying amounts between 2032 and 2033.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$627,736	$1,246,111
Total deferred tax assets	211,390	423,712
Less: Valuation Allowance	(211,390)	(423,712)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $211,390 and $423,712, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012, accordingly, recorded a full valuation allowance.

The merger affected a change in control of the Company. Due to the change in control, the tax loss carry forward may only be used on a formula basis which will affect the benefit the Company can gain from the tax loss.

NOTE 12 - RELATED PARTY TRANSACTIONS

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

As of December 31, 2013 and 2012, there were total advances owed to related parties of $22,500 respectively and accrued salary of$120,000 and zero, respectively.

As of December 31, 2013 and 2012, the company owed to the Chief Executive Officer $63,000 and zero in accrued salary respectively.

NOTE 13 - ACQUISITIONS

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

On September 13, 2012 the Company purchased from two individuals Full Access, a promotions and production business in the Dallas, Texas market. Under terms of the agreement the Company paid the individuals $300,000 cash plus issued 1,000,000 shares of common stock with a value of $290,000 for a total purchase price of $590,000. The Company transaction was accounted for as a business combination under ASC 805 using the Acquisition Method. The fair values of the assets acquired are as follows:

Indemnification Asset	135,104
In Place Contracts	$15,815
Customer and Vendor Database	335,511
Goodwill	238,674
Payable	(135,104)
Total	$590,000

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

During July 2013, a vendor contacted the Company claiming amounts owed of $127,413, which were accrued prior to the Company’s purchase of Full Access. The Company has an ongoing relationship with this vendor and had gross receivables outstanding of $162,954 as of December 31, 2013. The Company paid the vendor on behalf of Full Access, resulting in a receivable of $35,541 from the vendor as of December 31, 2013.

On December 12, 2013 we received a default judgment in the District Court of Dallas Texas against a seller of the Dallas market (Full Access) to NightCulture for $135,103.68 plus legal fees of $7,000. The judgment is the result of a suit filed to collect liability not disclosed by the seller at the time of purchase of the Dallas market.

NOTE 14 - INDEMINIFICATION ASSETS

On December 12, 2013 we received a default judgment in the District Court of Dallas Texas against a seller of the Dallas market (Full Access) for $135,104 plus legal fees of $7,000. The judgment is the result of a suit filed to collect a liability not disclosed by the seller at the time of purchase of the Dallas market. Subsequent to the discovery of this liability NightCulture has paid the creditor on behalf of the market seller and is reducing the indemnification asset by the amount earned each quarter by the seller per the sales contract. This resulted in a change in the purchase price allocation. See note 13. As of December 31, 2013, the outstanding indemnification asset was $76,921 which will be offset against future services provided by the seller.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

On July 26, 2012, the Company entered into a five year lease for its properties. Future minimum lease payments under the non-cancellable operating lease are; $348,000 for 2014, $348,000 for 2015, $348,000 for 2016, and $333,500 for 2017.

NOTE 16 - SUBSEQUENT EVENTS

On January 15, 2014 the Company issued 1,949,287 shares of common stock in exchange for 2,500,000 warrants, which were issued in 2011. The conversion of the warrants was a cashless conversion

On January 30, 2014 the Company purchased the balance of the San Antonio market for $20,000 giving the Company 100% ownership in the market.

On January 28, 2014 the Company issued 3,086,029 shares of common stock in exchange for a value of $78,740 of convertible debt that was issued in 2012.