Form 10-Q
period 2014-03-31
NightCulture, Inc.
filed 2014-05-14
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2014, the Registrant had 62,958,931 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENTS

NIGHTCULTURE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$108,165	$52,691
Receivables	43,931	56,136
Inventory	15,506	15,506
Prepaid expenses	12,938	12,938
Indemnification asset	--	76,912
Total current assets	180,540	214,192

Fixed assets, net of depreciation of $34,782 and $33,613	2,725	3,660
Intangible assets, net of accumulated amortization of $72,088 and $62,264	344,248	334,072
Goodwill	238,674	238,674

Total assets	$766,187	$790,598

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expense	$298,228	$194,494
Accrued interest	73,265	67,771
Bank overdraft	--	15,010
Deferred income	4,083	3,558
Accrued salaries to related parties	231,000	183,000
Advances from related parties	61,683	22,500
Derivative liability	2,184,800	2,147,814
Notes payable	340,000	340,000
Total current liabilities	3,193,059	2,974,147

Convertible debentures, net of unamortized discounts of $203,533 and $283,106	217,727	216,894
Total liabilities	3,410,786	3,191,041

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 100,000,000 authorized, 62,958,931 and
57,923,615 issued and outstanding	62,959	57,923
Additional paid-in capital	5,531,239	4,882,495
Accumulated deficit	(8,238,797)	(7,340,861)
Total stockholders’ deficit	(2,644,599)	(2,400,443)

Total liabilities and stockholders’ deficit	$766,187	$790,598

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue	$1,264,685	$1,016,986
Direct costs	716,125	418,031
Gross profit	548,560	598,955

Operating expenses:
Depreciation and amortization expense	10,993	12,290
General and administrative expense	734,703	492,665
Total operating expenses	745,696	504,955

(Loss) Income from operations	(197,136)	94,000

Other income (expense)
Other income	--	800
Interest expense	(88,183)	(65,831)
(Loss) Gain on change in fair value of derivative liabilities	(612,026)	654,727
Other expense	(591)	--
Total other income (expense)	(700,800)	589,696

Net (loss) income	$(897,936)	$683,696

Net (loss) income per share: Basic	$(0.02)	$0.01
Net (loss) income per share: Diluted	(0.02)	0.00

Weighted average number of common shares outstanding:
Basic	61,673,952	53,072,325
Diluted	61,673,952	75,528,359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(897,936)	$683,696
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
Depreciation and amortization expense	10,993	12,291
Amortization of debt discounts	79,573	41,667
Loss (Gain) on change in fair value of derivative liabilities	612,026	(654,727)
Write-off of indemnification asset	76,921	--
Changes in operating assets and liabilities:
Accounts receivable	12,205	--
Inventory	--	(15,062)
Accrued salaries to related parties	48,000	--
Accounts payable and accrued expense	99,228	10,061
Prepaid expenses and other assets	--	(29,000)
Deferred income	525	(50,000)
Net cash provided by (used in) operating activities	41,535	(1,047)

Cash flows used in investing activities
Purchase of intangible assets	(10,000)	--
Cash paid for fixed assets	(234)	--
Net cash used in investing activities	(10,234)	--

Cash flows from financing activities
Bank indebtedness	(15,010)	--
Advances received from related parties	39,183	--
Net cash flows provided by financing activities	24,173	--

Net increase (decrease) in cash	55,474	(1,047)
Cash – beginning of period	52,691	31,030
Cash – end of period	$108,165	$29,956

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,116	$--
Income taxes paid	--	--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Derivative write-off due to conversion of debt	$142,242	$--
Purchase of intangible assets through accounts payable	10,000	--
Derivative write-off due to warrant exercises	432,798	--
Common stock issued for exercise of warrants	1,950	--
Common stock issued for conversion of convertible debt	78,740	--

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

NightCulture, Inc. (the “Company”) is incorporated under the laws of the State of Nevada. The Company operates in the event promotion business.

The Company was originally incorporated as Texxon, Inc. on October 6, 1998, under the laws of the State of Oklahoma. From inception until 2011, the Company pursued various business plans under multiple names, made an acquisition pursuant to a share exchange and carried out multiple reverse stock splits. From March 2009 until July 31, 2011, the Company operated under the name XXX Acquisition Corp and conducted no operations other than seeking a business to acquire. Since completion of an exchange in July 2011, the Company has been engaged in the event promotion business. In August 2011, the Company changed its name to NightCulture, Inc. and carried out an 8-for-1 forward stock split. In May 2012, the Company acquired Stereo Live, a related event venue operator, as a wholly-owned subsidiary. In September 2012, the Company acquired the assets of Full Access, an event promotion operator in Dallas, Texas.

Financial Statements Presented

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2013 as reported on Form 10-K, have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $3,012,519 and an accumulated deficit of $8,238,797 as of March 31, 2014. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as March 31, 2014 and December 31, 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of March 31, 2014	--	--	$2,184,800	$2,184,800
Derivative liabilities as of December 31, 2013	--	--	$2,147,814	$2,147,814

The below table represents the change in the fair value of the derivative liabilities during the three months ended March 31, 2014:

Fair value of derivatives, December 31, 2013	$2,147,814
Derivative write-off due to conversion of debt	(142,242)
Derivative write-off due to warrant exercises	(432,798)
Loss on change in fair value of derivatives	612,026
Fair value of derivatives, March 31, 2014	$2,184,800

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014 the Company received advances from the Chief Executive Officer of the Company of $39,183. As of March 31, 2014 and December 31, 2013, total advances owed to related parties were $61,683 and $22,500, respectively. These advances are unsecured, bear no interest and are due on demand.

As of March 31, 2014 and December 31, 2013, the Company had accrued salaries owed to related parties of $231,000 and $183,000, respectively.

NOTE 5 – DEBT

On September 12, 2012 the Company issued $500,000 of convertible debentures maturing on September 11, 2015. The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. On January 28, 2014 the Company issued 3,086,029 for the conversion of $78,740 of the convertible debt. As of March 31, 2014 and December 31, 2013, the outstanding principal balance under this convertible debt was $421,260 and $500,000, respectively. The embedded conversion option in these convertible debentures was accounted for as a derivative liability (see Note 3). As of March 31, 2014 and December 31, 2013, the unamortized discount on these convertible notes associated with the derivative liability was $203,533 and $283,106. During the three months ended March 31, 2014, amortization of the discount totaled $79,573.

As of March 31, 2014 and December 31, 2013, the Company had outstanding noted payable with an aggregate principal amount of $340,000. These notes are unsecured, due on demand and bear interest between 0% and 10% per annum.

NOTE 6 – EQUITY

On January 15, 2014 the Company issued 1,949,287 shares of common stock in exchange for the cashless exercise of 9,401,120 warrants, which were originally issued in 2011.

On January 28, 2014, 2014 the Company issued 3,086,029 shares of common stock in exchange for the conversion of $78,740 of convertible debt that was originally issued in 2012 (see Note 5).

NOTE 7 - INDEMINIFICATION AND INTANGIBLE ASSETS

On December 12, 2013 the Company received a default judgment in the District Court of Dallas Texas against a seller of the Dallas market (Full Access) for $135,104 plus legal fees of $7,000. The judgment is the result of a suit filed to collect a liability not disclosed by the seller at the time of purchase of the Dallas market. Subsequent to the discovery of this liability NightCulture has paid the creditor on behalf of the market seller and is reducing the indemnification asset by the amount earned each quarter by the seller per the sales contract. This resulted in a change in the purchase price allocation during 2013. The outstanding indemnification asset was $76,921 as of December 31, 2013. During the three months ended March 31, 2014 the Company wrote-off the indemnification asset resulting in bad debt expense of $76,921 after reviewing the collectability of the asset.

On January 30, 2014 the Company purchased the balance of the San Antonio market for a total purchase price of $20,000 giving the Company 100% ownership in the market. $10,000 was paid during the three months ended March 31, 2014 and $10,000 was included in accounts payable and accruals as of March 31, 2014.

NOTE 8 – WARRANTS

As of March 31, 2014 the Company has 25,000,000 warrants outstanding entitling the holder to purchase up to 25,000,000 shares of the Company common stock at 50% of the average closing price of the 20 day period ending one day prior to exercising the warrants. The warrant holder may exercise these warrants on or before December 31, 2015.

The following table summarizes the warrant activity during the three months ended March 31, 2014:

			Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Warrants	Intrinsic
	Warrants	Price	Life	Exercisable	Value
Outstanding at December 31, 2013	34,401,120	$0.024	1.73	34,401,120	$560,723
Granted	--	--		--
Exercised	(9,401,120)	0.034		(9,401,120)
Forfeited or Cancelled	--	--		--
Outstanding at March 31, 2014	25,000,000	0.030	1.75	25,000,000	$842,500

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

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

On January 30, 2014 the Company purchased the balance of the San Antonio market for $20,000.

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

Results of Operations

Revenue

Revenues for the three months ended March 31, 2014 was $1,264,685 compared to $1,016,986 during the same period in 2013. The increase in revenues was attributable to expanded concert promotion efforts and increased revenues from the operation of the company plus addition of revenues from Stereo Live and the Dallas market that acquired in September 2013.

Direct Costs

Direct costs were $716,125 for the three months ended March 31, 2014 compared to $418,031 for the same periods in 2013. As a percentage of revenues, direct costs were 56.6% in the 2014 three month periods compared to 41.1% in same period in 2013. The change in direct cost as a percentage of sales in 2014 over 2013 was due to higher production costs advertising and promotion cost as a percent of sales plus higher direct amount as related to higher revenue in 2014.

The principal direct costs of the two three month periods were as follows:

	Three Months Ended March 31,
	2014	2013
Promotion	$283,207	$30,427
Talent and Production	220,502	253,013
Beverages	212,416	134,591
	$716,125	$418,031

General and Administrative Expenses

General and administrative expense for the three months ended March 31, 2014 was $734,703 compared to $492,665 for the same periods in 2013. The increase in general and administrative expense was attributable to increased staffing, accrued salaries for related parties, higher cost of administration and other investments to support our planned growth initiatives. The principal general and administrative expenses for the three months period were as follows:

	Three Months Ended March 31,
	2014	2013
Consulting and salaries	$229,065	149,720
Legal and accounting	40,720	23,020
Venue	242,216	285,771
Travel and entertainment	3,947	2,122
Write-off of indemnification asset	76,921	--
Office and other expenses	141,834	32,032
	$734,703	$492,665

Depreciation and Amortization

Depreciation and amortization expense incurred in the three ended March 31, 2014 was $10,933 compared to $12,290 in 2013. The decrease in depreciation and amortization expense was attributable to some assets of the Company become fully depreciated without being replaced.

Other Income (Expense)

Other income (expense) consists principally of interest expense and gain/ (loss) on changes in the value of derivative liability associated with outstanding warrants. Other expense totaled $700,801 for the three month period verses other income of $589,696 in the same periods in 2013. The change was mainly attributable to the change in fair value of derivative liabilities creating a loss of $612,026 in 2014 compared to a gain of $654,727 for the same period in 2013. This created a negative change of $1,290,497 in 2014 from 2013.

Financial Condition

Cash, Cash Flows and Working Capital

At March 31, 2014, we had current assets of $180,540, current liabilities of $3,193,059 and a working capital deficit of $3,012,519 compared to current assets of $214,192, current liabilities of $2,974,147 and a working capital deficit of $2,759,955 at December 31, 2013.  The derivative liability was the largest liability in both 2014 and 2013 which was $2,184,800 as of March 31, 2014 compared to $2,147,814 as of December 31, 2013. In addition accounts payable and accrued expense increased from $194,494 as of December 31, 2013 to $298,228. Advances from related parties also increased by $39,183 from December 31, 2013 to March 31, 2014.

Net cash provided by operations for the three months ending March 31, 2014 was $41,535 compared to net cash used of $1,047 in the same period in 2013. The increase in cash provided by operations was principally attributable to the increase in accounts payable, amortization of debt discounts and the write-off of indemnification asset.

Net cash used in investing activities for the period ending March 31, 2014 was $10,234 compared to zero for the same period in 2013.

Net cash provided by financing activities during the three months ended March 31, 2014 was $24,173 compared to zero for the same period in 2013.

Liquidity and Capital Resources

Our principal requirement for capital is to fund our operating deficits and growth initiatives and satisfy our contractual obligations and outstanding debt and payables.

We believe that we will be required to either improve profitability and operating cash flow or to borrow additional funds or otherwise secure additional financing, or both, to support our operations during the balance of 2014 and beyond. Except as described below regarding our equity line of credit, we do not presently have any commitments to provide financing, if needed, to support our operations.

Debt

In January 2007, the Company issued a promissory note that was repayable, with interest accruing at 10%, on the earlier of December 31, 2007 or upon receipt of proceeds from a public offering of shares. During 2009 the Company agreed to convert $258,378 of debt to 56,786,461 shares of common stock. In September 2013 the Company issued 150,000 shares plus the note was rewritten and reduced to a principal amount of $300,000. As of March 31, 2014 the principal amount of $300,000 is outstanding. Total notes payable as of March 31, 2014 were $340,000.

On September 12, 2012, we issued $500,000 of 2012 Debentures. The 2012 Debentures mature September 11, 2015 and accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. As of March 31, 2014, the outstanding principal balance under this convertible debt was $421,260. As of March 31, 2014, the unamortized discount on these convertible notes associated with the derivative liability was $203,533.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2014.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On December 12, 2013 the Company received a default judgment in the District Court of Dallas Texas against a seller of the Dallas market (Full Access) for $135,104 plus legal fees of $7,000. The judgment is the result of a suit filed to collect a liability not disclosed by the seller at the time of purchase of the Dallas market. The outstanding indemnification asset was $76,921. As of March 31, 2014 the Company wrote off the asset as a bad debt after reviewing the collectability of the asset.

ITEM 1A: RISK FACTORS

There have been no material changes to NightCulture’ risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2013.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 15, 2014 the Company issued 1,949,287 shares of common stock in exchange for 9,401,120 warrants, which were issued in 2011. The conversion of the warrants was a cashless conversion.

On January 28, 2014, 2014 the Company issued 3,086,029 shares of common stock in exchange for a value of $78,740 of convertible debt that was issued in 2012.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

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

NIGHTCULTURE, INC.

Dated: May 14, 2014	By:	/s/ Michael Long
Michael Long
Chief Executive Officer
(Acting Principal Financial and Accounting Officer and Duly Authorized Officer)