Form 10-Q
period 2014-06-30
NightCulture, Inc.
filed 2014-08-05
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, the Registrant had 65,958,931 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION
ITEM: 1 FINANCIAL STATEMENTS

NIGHTCULTURE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$220,238	$52,691
Receivables	92,493	56,136
Inventory	23,229	15,506
Prepaid expenses	12,938	12,938
Indemnification asset	--	76,921
Total current assets	348,898	214,192

Fixed assets, net of depreciation of $37,534 and $33,613	18,728	3,660
Intangible assets, net of accumulated amortization of $81,912 and $62,264	334,424	334,072
Goodwill	238,674	238,674

Total assets	$940,724	$790,598

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expense	$272,750	$194,494
Accrued interest	78,531	67,771
Bank overdraft	--	15,010
Deferred income	--	3,558
Accrued salaries to related parties	279,000	183,000
Advances from related parties	47,060	22,500
Derivative liability	1,720,564	2,147,814
Notes payable	--	340,000
Total current liabilities	2,397,905	2,974,147

Convertible debentures, net of unamortized discounts of $169,611 and $283,106	251,649	216,894
Total liabilities	2,649,554	3,191,041

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 100,000,000 authorized, 65,958,931 and 57,923,615 issued and outstanding	65,959	57,923
Additional paid-in capital	5,678,239	4,882,495
Accumulated deficit	(7,453,028)	(7,340,861)
Total stockholders’ deficit	(1,708,830)	(2,400,443)

Total liabilities and stockholders’ deficit	$940,724	$790,598

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$1,655,817	$1,279,138	$2,920,502	$2,296,924
Direct costs	881,779	800,886	1,597,904	1,218,917
Gross profit	774,038	478,252	1,322,598	1,078,007

Operating expenses:
Depreciation and amortization expense	12,576	10,994	23,569	23,284
General and administrative expense	586,978	489,836	1,321,681	982,502
Total operating expenses	599,554	500,830	1,345,250	1,005,786

(Loss) Income from operations	174,484	(22,578)	(22,652)	72,221

Other income (expense)
Other income	--	2,021	--	2,022
Gain on debt forgiveness and settlement	190,000	--	190,000	--
Interest expense	(42,437)	(65,695)	(130,620)	(131,527)
(Loss) Gain on change in fair value of derivative liabilities	464,236	1,580,800	(147,790)	2,235,527
Other expense	(514)	--	(1,105)	--
Total other income (expense)	611,285	1,517,126	(89,515)	2,106,022

Net (loss) income	$785,769	$1,494,548	$(112,167)	$2,178,243

Net (loss) income per share: Basic	$0.01	$0.03	$(0.00)	$0.04
Net (loss) income per share: Diluted	$0.01	$0.01	$(0.00)	$0.02

Weighted average number of common shares outstanding:
Basic	64,046,843	55,862,573	62,866,952	54,459,741
Diluted	95,121,543	99,173,873	62,866,952	97,771,041

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(112,167)	$2,178,243
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	23,569	23,284
Amortization of debt discounts	113,495	83,333
Loss (Gain) on change in fair value of derivative liabilities	147,790	(2,235,527)
Write-off of indemnification asset	76,921	--
Gain on settlement of debt	(150,000)	--
Gain on debt forgiveness	(40,000)	--
Changes in operating assets and liabilities:
Accounts receivable	(36,357)
Inventory	(7,723)	410
Accrued salaries to related parties	96,000	--
Accounts payable and accrued expense	79,290	12,977
Prepaid expenses and other assets	--	(29,000)
Deferred income	(3,750)	(50,000)
Net cash provided by (used in) operating activities	187,068	(16,280)

Cash flows used in investing activities
Purchase of intangible assets	(17,500)	--
Cash paid for fixed assets	(11,571)	--
Net cash used in investing activities	(29,071)	--

Cash flows from financing activities
Bank indebtedness	(15,010)	--
Advances received from related parties	24,560	--
Net cash flows provided by financing activities	9,550	--

Net increase (decrease) in cash	167,547	(16,280)
Cash – beginning of period	52,691	31,030
Cash – end of period	220,238	14,750

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	6,365	--
Income taxes paid	--	--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Derivative write-off due to conversion of debt	142,242	--
Purchase of intangible assets through accounts payable	2,500	--
Derivative write-off due to warrant exercises	432,798	544,630
Common stock issued for exercise of warrants	1,950	4,701
Common stock issued for conversion of convertible debt	78,740	--
Common stock issued for settlement of debt	150,000	--
Purchase of fixed assets through accounts payable	7,418	--

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $2,049,007 and an accumulated deficit of $7,453,028, as of June 30, 2014. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as June 30, 2014 and December 31, 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of June 30, 2014	--	--	$1,720,564	$1,720,564
Derivative liabilities as of December 31, 2013	--	--	$2,147,814	$2,147,814

The below table represents the change in the fair value of the derivative liabilities during the six months ended June 30, 2014:

Fair value of derivatives, December 31, 2013	$2,147,814
Derivative write-off due to conversion of debt	(142,242)
Derivative write-off due to warrant exercises	(432,798)
Change in fair value of derivative liability	147,790
Fair value of derivatives, June 30, 2014	$1,720,564

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2014 the Company received advances from the Chief Executive Officer of the Company of $24,560. As of June 30, 2014 and December 31, 2013, total advances owed to related parties were $47,060 and $22,500, respectively. These advances are unsecured, bear no interest and are due on demand.

As of June 30, 2014 and December 31, 2013, the Company had accrued salaries owed to related parties of $279,000 and $183,000, respectively.

NOTE 5 – DEBT

On September 12, 2012 the Company issued $500,000 of convertible debentures maturing on September 11, 2015. The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. On January 28, 2014 the Company issued 3,086,029 for the conversion of $78,740 of the convertible debt. As of June 30, 2014 and December 31, 2013, the outstanding principal balance under this convertible debt was $421,260 and $500,000, respectively. The embedded conversion option in these convertible debentures was accounted for as a derivative liability (see Note 3). As of June 30, 2014 and December 31, 2013, the unamortized discount on these convertible notes associated with the derivative liability was $169,611 and $283,106. During the six months ended June 30, 2014, amortization of the discount totaled $113,495.

On May 28, 2014 the Company issued 3,000,000 shares of common stock to retire a note of $300,000. The shares were valued at market price on the respective date of issuance and the fair value of the shares was determined to be $150,000. The Company recorded a $150,000 gain on debt settlement as the six months ended June 30, 2014. As part this agreement the Company paid $10 to the note holder for the forgiveness of a $40,000 note and the company recorded a $40,000 gain on debt forgiveness.

NOTE 6 – EQUITY

On January 15, 2014 the Company issued 1,949,287 shares of common stock in exchange for the cashless exercise of 9,401,120 warrants, which were originally issued in 2011.

On January 28, 2014, 2014 the Company issued 3,086,029 shares of common stock in exchange for the conversion of $78,740 of convertible debt that was originally issued in 2012 (see Note 5).

On May 28, 2014 the Company issued 3,000,000 shares of common stock in exchange for the cancellation of a $300,000 note (see Note 5).

NOTE 7 – INDEMINIFICATION AND INTANGIBLE ASSETS

On December 12, 2013 the Company received a default judgment in the District Court of Dallas Texas against a seller of the Dallas market (Full Access) for $135,104 plus legal fees of $7,000. The judgment is the result of a suit filed to collect a liability not disclosed by the seller at the time of purchase of the Dallas market. Subsequent to the discovery of this liability NightCulture has paid the creditor on behalf of the market seller and is reducing the indemnification asset by the amount earned each quarter by the seller per the sales contract. This resulted in a change in the purchase price allocation during 2013. The outstanding indemnification asset was $76,921 as of December 31, 2013. During the six months ended June 30, 2014 the Company wrote-off the indemnification asset resulting in bad debt expense of $76,921 after reviewing the collectability of the asset.

On January 30, 2014 the Company purchased the balance of the San Antonio market for a total purchase price of $20,000 giving the Company 100% ownership in the market. $17,500 was paid during the six months ended June 30, 2014 with the balance of $2,500 due to be paid on July 15, 2014.

NOTE 8 – WARRANTS

As of June 30, 2014 the Company has 25,00,000 warrants outstanding entitling the holder to purchase up to 25,000,000 shares of the Company common stock at 50% of the average closing price of the 20 day period ending one day prior to exercising the warrants. The warrant holder may exercise these warrants on or before December 31, 2015.

The following table summarizes the warrant activity during the six months ended June 30, 2014:

			Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Warrants	Intrinsic
	Warrants	Price	Life	Exercisable	Value
Outstanding at December 31, 2013	34,401,120	$0.024	1.73	34,401,120	$560,723
Granted
Exercised	(9,401,120)	0.034	--	(9,401,120)	--
Forfeited or Cancelled	--	--	--	--	--
Outstanding at June 30, 2014	25,000,000	0.026	1.50	25,000,000	$505,688

NOTE 9 – SUBSEQUENT EVENTS

On July 2, 2014 Stereo Live a subsidiary of the Company entered into credit line and three equipment leases. The terms of the credit facilities are as follows:

1.	A $50,000 loan that is paid back to the lender at the rate of $273.81 per business day for 252 days for total payment of $69,000.12 including the $50,000 in principal and $19,000.12 in total interest.
2.	An equipment lease of $32,799.75 payable over 48 months at $1, 024.47 per month for total payment of $49,174.56 including the principal amount of $32,799.7 and interest of $16,374.81.
3.	An equipment lease of $58,942 payable over 48 months at $1,780.05 per month for total payment of $85,442.40 including the principal amount of $58,942 and interest of $26,500.40
4.	An equipment lease of $32,250 payable over 44 months at $1,092.23 per month for total payments of $48,058.12 including the principal amount of $32,250 and interest of $15,808.12

The note and the leases are personally guaranteed by principals of the Company.

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

Results of Operations

Revenue

Revenues for the three and six months ended June 30, 2014 was $1, 655,817 and $2,920,502 compared to $1,279,138 and $2,296,924 during the three and six months ended June 30, 2013. The increase in revenues was attributable to expanded concert promotion efforts and increased revenues from the operation of the company plus addition of revenues from Stereo Live and the Dallas market that acquired in September 2013.

Direct Costs

Direct costs were $881,779 and $1,597,904 for the three and six months ended June 30, 2014 compared to $800,886 and $1,218,917 for the same periods in 2013. As a percentage of revenues, direct costs for the three and six months periods 53.3% and 54.7% were 56.6% in the 2014 compared to 62.6% and 53.1% in same period in 2013. The change in direct cost as a percentage of sales in 2014 three month period over 2013 was due to higher sales volume while as the six months period of 2014 was higher than the same period in 2013 due to higher production costs advertising and promotion cost as a percent of sales during the first quarter of 2014.

The principal direct costs of the two three month periods were as follows:

	Six Months Ended June 30,
	2014	2013
Shows	$1,183,890	$960,753
Stereo Live Venue	34,878	31,087
Beverages	379,136	227,077
	$1,597,904	$1,218,917

General and Administrative Expenses

General and administrative expense for the three and six months ended June 30, 2014 was $586,978 and $1,321,681 compared to $489,836 and $982,502 for the same periods in 2013. The increase in general and administrative expense was attributable to increased staffing, accrued salaries for related parties, higher cost of administration and other investments to support our planned growth initiatives. The principal general and administrative expenses for the three months period were as follows:

	Six Months Ended June 30,
	2014	2013
Consulting and salaries	$431,754	$293,269
Legal and accounting	59,620	46,066
Venue	678,811	426,977
Travel and entertainment	6,243	1,356
Write-off of indemnification asset	76,921	--
Office and other expenses	68,332	215,269
	$1,321,681	$982,937

Depreciation and Amortization

Depreciation and amortization expense incurred in the three and six month period ended June 30, 2014 was $12,576 and $23,569 compared to $10,994 and $23,284 in 2013. The increase in depreciation and amortization expense was attributable to added assets purchased during the second quarter of 2014.

Other Income (Expense)

Other income (expense) consists principally of interest expense and gain/ (loss) on changes in the value of derivative liability associated with outstanding warrants plus gains on debt forgiveness. Other income (expense) totaled $611,285 and ($89,515) for the three month and six months period verses other income of $1,517,126 and $2,106,022 in the same periods in 2013. The change for the six month periods was mainly attributable to the change in fair value of derivative liabilities creating a loss of $147,790 in 2014 compared to a gain of $2,235,527 for the same period in 2013with the 2014 period offset by gain on debt forgiveness of $190,000 verse none in the six month period in 2013.

Financial Condition

Cash, Cash Flows and Working Capital

At June 30, 2014, we had current assets of $348,898, current liabilities of $2,397,905 and a working capital deficit of $2,049,007 compared to current assets of $214,192, current liabilities of $2,974,147 and a working capital deficit of $2,759,955 at December 31, 2013. The derivative liability was the largest liability in both 2014 and 2013 which was $1,720,564 as of June 30, 2014 compared to $2,147,814 as of December 31, 2013. In addition accounts payable and accrued expense increased from $194,494 as of December 31, 2013 to $272,942. Advances from related parties also increased by $24,560 from December 31, 2013 to June 30, 2014 along with accrued salaries related parties from $183,000 as of December 31, 2013 to $279,000 as of June 30, 2014. The increases of current liabilities were offset by the reduction of notes payable of $340,000 in the period ended June 30, 2014.

Net cash provided by operations for the six months ending June 30, 2014 was $187,068 compared to net cash used of $16,280 in the same period in 2013. The increase in cash provided by operations was principally attributable to the increase in accounts payable, amortization of debt discounts and the write-off of indemnification asset along with an increase in accrued salaries to related parties.

Net cash used in investing activities for the period ending June 30, 2014 was $29,071 compared to zero for the same period in 2013.

Net cash provided by financing activities during the six months ended June 30, 2014 was $9,550 compared to zero for the same period in 2013.

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

Debt

In January 2007, the Company issued a promissory note that was repayable, with interest accruing at 10%, on the earlier of December 31, 2007 or upon receipt of proceeds from a public offering of shares. During 2009 the Company agreed to convert $258,378 of debt to 56,786,461 shares of common stock. In September 2013 the Company issued 150,000 shares plus the note was rewritten and reduced to a principal amount of $300,000

On May 28, 2014 the Company issued 3,000,000 shares of common stock to retire the note payable of $300,000. The Company recorded a $150,000 gain on debt settlement as the six months ended June 30, 2014. As part this agreement the Company paid $10 to the note holder for the forgiveness of a $40,000 note and the company recorded a $40,000 gain on debt forgiveness.

On September 12, 2012, we issued $500,000 of 2012 Debentures. The 2012 Debentures mature September 11, 2015 and accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. As of June 30, 2014, the outstanding principal balance under this convertible debt was $421,260. As of June 30, 2014, the unamortized discount on these convertible notes associated with the derivative liability was $169,611.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2014.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On December 12, 2013 the Company received a default judgment in the District Court of Dallas Texas against a seller of the Dallas market (Full Access) for $135,104 plus legal fees of $7,000. The judgment is the result of a suit filed to collect a liability not disclosed by the seller at the time of purchase of the Dallas market. The outstanding indemnification asset was $76,921. As of June 30, 2014 the Company wrote off the asset as a bad debt after reviewing the collectability of the asset.

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

On May 28, 2014 the Company issued 3,000,000 shares of common stock in exchange for the cancellation of a $300,000 note.

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
_____________
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

NIGHTCULTURE, INC.

Dated: August 5, 2014	By:	/s/ Michael Long
Michael Long
Chief Executive Officer
(Acting Principal Financial and Accounting Officer and Duly Authorized Officer)