Form 10-Q
period 2014-09-30
NightCulture, Inc.
filed 2014-11-14
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 12, 2014, the Registrant had 65,958,931 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENTS

NIGHTCULTURE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$115,048	$52,691
Receivables	11,838	56,136
Inventory	27,364	15,506
Prepaid expenses	12,938	12,938
Indemnification asset	--	76,921
Total current assets	167,188	214,192

Fixed assets, net of depreciation of $55,154 and $33,613	184,765	3,660
Intangible assets, net of accumulated amortization of $91,736 and $62,264	324,600	334,072
Goodwill	238,674	238,674
Total assets	$915,227	$790,598

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expense	$238,006	$194,494
Accrued interest	83,797	67,771
Bank overdraft	--	15,010
Deferred income	--	3,558
Accrued salaries to related parties	327,000	183,000
Advances from related parties	47,060	22,500
Derivative liability	1,714,028	2,147,814
Notes payable	--	340,000
Convertible debentures, net of unamortized discounts of $135,689 and $0	285,571	--
Short term debt	69,422	--
Total current liabilities	2,764,884	2,974,147

Long term debt	81,478	--
Convertible debentures, net of unamortized discounts of $0 and $283,106	--	216,894
Total liabilities	2,846,362	3,191,041

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 100,000,000 authorized, 65,958,931 and
57,923,615 issued and outstanding	65,959	57,923
Additional paid-in capital	5,678,239	4,882,495
Accumulated deficit	(7,675,333)	(7,340,861)
Total stockholders’ deficit	(1,931,135)	(2,400,443)
Total liabilities and stockholders’ deficit	$915,227	$790,598

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$1,396,015	$1,144,918	$4,316,517	$3,441,842
Direct costs	950,692	609,775	2,548,596	1,828,692
Gross profit	445,323	535,143	1,767,921	1,613,150

Operating expenses:
Depreciation and amortization expense	27,444	10,992	51,012	34,276
General and administrative expense	596,664	601,642	1,918,346	1,584,144
Total operating expenses	624,108	612,634	1,969,358	1,618,420

Loss from operations	(178,785)	(77,491)	(201,437)	(5,270)

Other income (expense)
Other income	--	1	--	2,023
Gain on debt forgiveness and settlement	--	875,934	190,000	875,934
Interest expense	(49,871)	(65,803)	(180,491)	(197,330)
(Loss) Gain on change in fair value of derivative liabilities	6,536	(296,193)	(141,254)	1,939,334
Other expense	(185)	--	(1,290)	--
Total other income (expense)	(43,520)	513,939	(133,035)	2,619,961

Net (loss) income	$(222,305)	$436,448	$(334,472)	$2,614,691

Net (loss) income per share: Basic	$(0.00)	$0.01	$(0.01)	$0.05
Net (loss) income per share: Diluted	$(0.00)	$0.01	$(0.01)	$0.03

Weighted average number of common shares outstanding:
Basic	65,958,931	57,798,340	63,908,937	55,584,746
Diluted	65,958,931	109,370,775	63,908,937	107,157,181

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(334,472)	$2,614,691
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
Depreciation and amortization expense	51,012	34,276
Amortization of debt discounts	147,417	125,000
Loss (Gain) on change in fair value of derivative liabilities	141,254	(1,939,334)
Write-off of indemnification asset	76,921
Gain on settlement of debt and accrued interest	(150,000)	(875,934)
Gain on debt forgiveness	(40,000)	--
Changes in operating assets and liabilities:
Accounts receivable	44,298	--
Inventory	(11,858)	12,217
Accrued salaries to related parties	144,000	--
Accounts payable and accrued expense	60,480	129,372
Prepaid expenses and other assets	--	(109,000)
Deferred income	(4,500)	(50,000)
Net cash provided by (used in) operating activities	124,552	(58,712)

Cash flows used in investing activities
Purchase of intangible assets	(20,000)	--
Cash paid for fixed assets	(78,653)	--
Net cash used in investing activities	(98,653)	--

Cash flows from financing activities
Bank indebtedness	(15,010)	--
Advances from related parties	24,560	--
Advances from working capital loan	50,000	--
Proceeds from short term debt	--	80,000
Repayment on loans payable	(23,092)	--
Net cash flows provided by financing activities	36,458	80,000

Net increase (decrease) in cash	62,357	21,288
Cash – beginning of period	52,691	31,030
Cash – end of period	$115,048	$52,318

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$17,048	$--
Income taxes paid	--	--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Derivative write-off due to conversion of debt	$142,242	$--
Derivative write-off due to warrant exercises	432,798	544,630
Common stock issued for exercise of warrants	1,950	4,701
Common stock issued for conversion of convertible debt	78,740	--
Common stock issued for settlement of debt	150,000	5,550
Purchase of fixed assets through loans	123,992	--

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $2,597,696 and an accumulated deficit of $7,675,333, as of September 30, 2014. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as September 30, 2014 and December 31, 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of September 30, 2014	--	--	$1,714,028	$1,714,028
Derivative liabilities as of December 31, 2013	--	--	$2,147,814	$2,147,814

The below table represents the change in the fair value of the derivative liabilities during the nine months ended September 30, 2014:

Fair value of derivatives, December 31, 2013	$2,147,814
Derivative write-off due to conversion of debt	(142,242)
Derivative write-off due to warrant exercises	(432,798)
Change in fair value of derivative liability	141,254
Fair value of derivatives, September 30, 2014	$1,714,028

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2014 the Company received advances from the Chief Executive Officer of the Company of $24,560. As of September 30, 2014 and December 31, 2013, total advances owed to related parties were $47,060 and $22,500, respectively. These advances are unsecured, bear no interest and are due on demand.

As of September 30, 2014 and December 31, 2013, the Company had accrued salaries owed to related parties of $327,000 and $183,000, respectively.

NOTE 5 – DEBT

Convertible Debentures

On September 12, 2012 the Company issued $500,000 of convertible debentures maturing on September 11, 2015. The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. On January 28, 2014 the Company issued 3,086,029 for the conversion of $15 of the convertible debt. As of September 30, 2014 and December 31, 2013, the outstanding principal balance under this convertible debt was $421,260 and $500,000, respectively. The embedded conversion option in these convertible debentures was accounted for as a derivative liability (see Note 3). As of September 30, 2014 and December 31, 2013, the unamortized discount on these convertible notes associated with the derivative liability was $135,689 and $283,106. During the nine months ended September 30, 2014, amortization of the discount totaled $147,417.

Notes Payable

On May 28, 2014 the Company issued 3,000,000 shares of common stock to retire a note of $300,000. The shares were valued at market price on the respective date of issuance and the fair value of the shares was determined to be $150,000. The Company recorded a $150,000 gain on debt settlement as the nine months ended September 30, 2014. As part this agreement the Company paid $10 to the note holder for the forgiveness of a $40,000 note and the company recorded a $40,000 gain on debt forgiveness.

Other Debt

On July 2, 2014 Stereo Live a subsidiary of the Company entered into credit line facility and three equipment leases. The terms of the credit facilities and leases are as follows:

1.

A $50,000 loan that is paid back to the lender at the rate of $273.81 per business day for 252 days for total payment of $69,000.12 including the $50,000 in principal and $19,000.12 in total interest. As of September 30, 2014 the balance of the note was $37,691.

2.	An equipment lease of $32,799.75 payable over 48 months at $1, 024.47 per month for total payment of $49,174.56 including the principal amount of $32,799.75 and interest of $16,374.81.

3.	An equipment lease of $58,942 payable over 48 months at $1,780.05 per month for total payment of $85,442.40 including the principal amount of $58,942 and interest of $26,500.40

4.	An equipment lease of $32,250 payable over 44 months at $1,092.23 per month for total payments of $48,058.12 including the principal amount of $32,250 and interest of $15,808.12

The Company has accounted for the above transaction under ASC 640 - 30 “Capital Leases”. During the nine months ended September 30, 2014, $50,000 was recorded as advances from working capital loan and $123,992 was recorded as purchase of fixed assets through loans. Also the Company has made payment of $23,092 toward the principal balance during the nine months ended September 30, 2014. As of September 30, 2014 the balance due on the leases was $150,900, with $69,422 is recorded as short term debt and the remaining balance of $81,478 is recorded as long term debt.

The note and the leases are personally guaranteed by principals of the Company.

NOTE 6 - EQUITY

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

NOTE 7 - INDEMINIFICATION AND INTANGIBLE ASSETS

On December 12, 2013 the Company received a default judgment in the District Court of Dallas Texas against a seller of the Dallas market (Full Access) for $135,104 plus legal fees of $7,000. The judgment is the result of a suit filed to collect a liability not disclosed by the seller at the time of purchase of the Dallas market. Subsequent to the discovery of this liability NightCulture has paid the creditor on behalf of the market seller and is reducing the indemnification asset by the amount earned each quarter by the seller per the sales contract. This resulted in a change in the purchase price allocation during 2013. The outstanding indemnification asset was $76,921 as of December 31, 2013. During the nine months ended September 30, 2014 the Company wrote-off the indemnification asset resulting in bad debt expense of $76,921 after reviewing the collectability of the asset.

On January 30, 2014 the Company purchased the balance of the San Antonio market for a total purchase price of $20,000 giving the Company 100% ownership in the market. $20,000 was paid during the nine months ended September 30, 2014.

NOTE 8 - WARRANTS

As of September 30, 2014 the Company has 25,000,000 warrants outstanding entitling the holder to purchase up to 25,000,000 shares of the Company common stock at 50% of the average closing price of the 20 day period ending one day prior to exercising the warrants. The warrant holder may exercise these warrants on or before December 31, 2015.

The following table summarizes the warrant activity during the nine months ended September 30, 2014:

			Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Warrants	Intrinsic
	Warrants	Price	Life	Exercisable	Value
Outstanding at December 31, 2013	34,401,120	$0.024	1.73	34,401,120	$560,723
Granted
Exercised	(9,401,120)	0.034	--	(9,401,120)	--
Forfeited or Cancelled	--	--	--	--	--
Outstanding at September 30, 2014	25,000,000	0.022	1.25	25,000,000	$593,500

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

Results of Operations

Revenue

Revenues for the three and nine months ended September 30, 2014 was $1, 396,015 and $4,316,517 compared to $1,144,918 and $3,441,842 during the three and nine months ended September 30, 2013. The increase in revenues was attributable to expanded concert promotion efforts and increased revenues from the operation of the company plus addition of revenues from Stereo Live and the Dallas market that acquired in September 2013.

Direct Costs

Direct costs were $950,692 and $2,548,596for the three and nine months ended September 30, 2014 compared to $609,775 and $1,828,692 for the same periods in 2013. As a percentage of revenues, direct costs for the three and nine months periods were 68.1% and 59.0% % in the 2014 compared to 53.2% and 53.1% in same period in 2013. The change in direct cost as a percentage of sales in 2014 three month period over 2013 was due to higher sales volume while as the nine months period of 2014 was higher than the same period in 2013 due to higher production costs advertising and promotion cost as a percent of sales during the first quarter of 2014.

The principal direct costs of the two nine month periods were as follows:

	Nine Months Ended September 30,
	2014	2013
Shows	$1,928,246	$1,486,404
Stereo Live Venue	56,779	38,718
Beverages	563,571	303,570
	$2,548,596	$1,828,692

General and Administrative Expenses

General and administrative expense for the three and nine months ended September 30, 2014 was $596,664 and $1,918,346 compared to $601,642 and $1,584,144 for the same periods in 2013. The increase in general and administrative expense was attributable to increased staffing, accrued salaries for related parties, higher cost of administration and other investments to support our planned growth initiatives. The principal general and administrative expenses for the three months period were as follows:

	Nine Months Ended September 30,
	2014	2013
Consulting and salaries	$867,123	$442,370
Legal and accounting	73,504	54,709
Venue	655,032	545,347
Travel and entertainment	10,201	2,355
Write-off of indemnification asset	76,921	4,829
Office and other expenses	235,565	534,534
	$1,918,346	$1,584,144

Depreciation and Amortization

Depreciation and amortization expense incurred in the three and nine month period ended September 30, 2014 was $27,444 and $51,012 compared to $10,992 and $34,276 in 2013. The increase in depreciation and amortization expense was attributable to added assets purchased and leased during the third quarter of 2014.

Other Income (Expense)

Other income (expense) consists principally of interest expense and gain/ (loss) on changes in the value of derivative liability associated with outstanding warrants plus gains on debt forgiveness. Other income (expense) totaled $(43,520) and ($133,035) for the three month and nine months period verses other income of $513,939 and $2,619,961 in the same periods in 2013. The change for the nine month periods was mainly attributable to the change in fair value of derivative liabilities creating a loss of $141,254 in 2014 compared to a gain of $1,939,334 for the same period in 2013with the 2014 period offset by gain on debt forgiveness of $190,000 verse none in the nine month period in 2013.

Net Income (Loss)

The Company incurred a net loss of $222,305 and $334,472 for the three and nine month periods ended September 30, 2014 compared to net income of $436,448 and $2,614,691 for the same periods in 2013. The net loss for 2014 includes a loss of $59,894 attributed to the venue Beach Blanket Bingo which was held during the three month period ended September 30, 2014. Net income in 2013 can be attributed to the gain on debt forgiveness and the gain on derivative liability.

Financial Condition

Cash, Cash Flows and Working Capital

At September 30, 2014, we had current assets of $167,188, current liabilities of $2,764,884 and a working capital deficit of $2,597,696 compared to current assets of $214,192, current liabilities of $2,974,147 and a working capital deficit of $2,759,955 at December 31, 2013. The derivative liability was the largest liability in both 2014 and 2013 which was $1,714,028 as of September 30, 2014 compared to $2,147,814 as of December 31, 2013. In addition accounts payable and accrued expense increased from $194,494 as of December 31, 2013 to $238,006. Advances from related parties also increased by $24,560 from December 31, 2013 to September 30, 2014 along with accrued salaries related parties from $183,000 as of December 31, 2013 to $327,000 as of September 30, 2014. The increases of current liabilities increased were offset by the reduction of notes payable of $340,000 in the period ended September 30, 2014.

Net cash provided by operations for the nine months ending September 30, 2014 was $124,552 compared to net cash used of $58,712 in the same period in 2013. The increase in cash provided by operations was principally attributable to the increase in accounts payable and accrued expense, amortization of debt discounts and the write-off of indemnification asset along with an increase in accrued salaries to related parties.

Net cash used in investing activities for the period ending September 30, 2014 was $98,653 compared to zero for the same period in 2013. The increase was due to the acquisition of various fixed assets by the Company subsidiary Stereo Live of sound equipment.

Net cash provided by financing activities during the nine months ended September 30, 2014 was $36,458 compared to $80,000 for the same period in 2013. The financing activities included advances of related parties of $24,560, loans for working capital of $50,000 offset by bank overdraft reduction of $15,010 and repayment of loan payable of $23,092.

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

On May 28, 2014 the Company issued 3,000,000 shares of common stock to retire the note payable of $300,000. The Company recorded a $150,000 gain on debt settlement as the nine months ended September 30, 2014. As part this agreement the Company paid $10 to the note holder for the forgiveness of a $40,000 note and the company recorded a $40,000 gain on debt forgiveness.

On September 12, 2012, we issued $500,000 of 2012 Debentures. The 2012 Debentures mature September 11, 2015 and accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. As of September 30, 2014, the outstanding principal balance under this convertible debt was $421,260. As of September 30, 2014, the unamortized discount on these convertible notes associated with the derivative liability was $169,611.

On July 2, 2014 Stereo Live a subsidiary of the Company entered into credit line facility and three equipment leases. The terms of the credit facilities and leases are as follows:

1. A $50,000 loan that is paid back to the lender at the rate of $273.81 per business day for 252 days for total payment of $69,000.12 including the $50,000 in principal and $19,000.12 in total interest. As of September 30, 2014 the balance of the note was $37,691.

2. An equipment lease of $32,799.75 payable over 48 months at $1, 024.47 per month for total payment of $49,174.56 including the principal amount of $32,799.7 and interest of $16,374.81.

3. An equipment lease of $58,942 payable over 48 months at $1,780.05 per month for total payment of $85,442.40 including the principal amount of $58,942 and interest of $26,500.40

4. An equipment lease of $32,250 payable over 44 months at $1,092.23 per month for total payments of $48,058.12 including the principal amount of $32,250 and interest of $15,808.12

As of September 30, 2014 the balance due on the leases was $113,209.

The note and the leases are personally guaranteed by principals of the Company.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2014.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On December 12, 2013 the Company received a default judgment in the District Court of Dallas Texas against a seller of the Dallas market (Full Access) for $135,104 plus legal fees of $7,000. The judgment is the result of a suit filed to collect a liability not disclosed by the seller at the time of purchase of the Dallas market. The outstanding indemnification asset was $76,921. As of September 30, 2014 the Company wrote off the asset as a bad debt after reviewing the collectability of the asset.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTCULTURE, INC.

Dated: November 14, 2014	By:	/s/ Michael Long
	Name:	Michael Long
	Title:	Chief Executive Officer
(Acting Principal Financial and Accounting Officer and Duly Authorized Officer)

