Form 10-K
period 2014-12-31
NightCulture, Inc.
filed 2015-03-30
CIK 1114208

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates or, 25,954,281 shares, of the registrant as of June 30, 2014 was approximately $1.2 million based upon the closing price of $0.046 per share reported for such date on the Over-the-Counter Bulletin Board maintained by FINRA. Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 30, 2015 was 65,958,931

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

PART I

Item 1. Business

General

NightCulture Inc. "Concerts that Change Your Life" produces Electronic Dance Music (EDM) concerts in 4 markets – Houston, Austin, San Antonio and Dallas, Texas – with world renowned DJs and artists and produces annual branded music festivals – "Something Wicked," a Halloween themed festival in Houston, Texas that drew 40,000+ fans in 2014, and "Something Wonderful," a spring themed festival in Dallas, Texas. NightCulture also operates a branded concert venue under the name "Stereo Live" in Houston, Texas.

We are headquartered at 6400 Richmond Avenue, Houston, Texas 77057. Our telephone number is (832) 535-9070.

Our Strategy

Our strategy is to capitalize on the global rise of Electronic Dance Music which is a $6.2 billion dollar a year industry per a report issued at the International Music Summit in Ibiza, Spain Wednesday, May 21, 2014.

Capitalize on Our Existing Position in the EDM Market to Facilitate Growth and Entry into New Geographic Markets. We believe that we have a strong relationship with artists, agents, patrons and other participants in the EDM industry as a result of our history of promoting and producing EDM concerts in our current principal markets of Houston, Dallas, Austin, and San Antonio. We plan to capitalize on those relationships and experience to increase the number of EDM events that we promote through expansion into new geographic markets beginning in Texas and surrounding states and selectively expanding into other regions of the U.S. market.

Capitalize on Venue Operations and expand our Stereo Live Branded Venue to New Markets. We believe that we are operationally ready to expand our branded venue, Stereo Live, into new markets. We currently have promotional operations in San Antonio, Austin, and Dallas, Texas and are currently looking to expand our venue operations to those markets if the right opportunity presents itself. We are currently looking for capital to aid in the expansion of our Stereo Live venue brand.

Capitalize on Festival Brands. We believe the festival brands that we have invested in since 2012 are gaining significant traction. Something Wicked and Something Wonderful look to become premiere Electronic Music events in our region of the United States. We feel our festival properties have been extremely well received with our customers and are in the early stages of their life cycles.

Capitalize on our Pricing Model to Achieve Strong Attendance at Promoted Events. We have developed what we believe is a unique event-pricing model designed to incentivize early ticket purchasing and to achieve consistently high event attendance. Our model is a scalable pricing model based on release of tickets to events in a staged manner with early tickets being offered at a discounted price and, as an event approaches and fewer tickets remain available, increasing prices over time. We believe that this ticket pricing strategy has allowed us to deliver high attendance levels at promoted events which benefit artists through higher ticket revenues and consumers through a better concert experience associated with events that are at or near capacity. As a result, we believe we are more attractive to artist and their agents as a promoter and, in turn, we are able to promote events that music fans desire to attend.

Capitalize on Low Cost Promotional and Advertising Model and Social Media Experience. We have broad experience, and have experienced favorable responses, through our promotional and advertising program focused on the use of social media. We have used a targeted marketing approach to become a destination of choice for EDM fans. Those fans access our web site to find EDM event and artist information and sign up at our web site and at events to receive notices of upcoming events via email, text messaging and social media. As a result, we have a growing base of fans that we can provide targeted event promotional materials to at a low cost using text messages, emails, postings on Facebook, Twitter, Instagram, YouTube, our web site and other internet outlets. We supplement those efforts with select flier distribution, poster placement, word of mouth and direct mail. Because of our ability to target promotional materials to a very specific market, we believe we are able to achieve a very high return on dollars invested in promotional and advertising campaigns as measured by tickets purchased relative to promotional dollars invested. We believe that our promotional and advertising model is fully adaptable to entry into new geographic markets and other music genre.

Opportunistically Acquire Promoters, Venues and Operators in Existing and New Markets. Acquisition of smaller operators’ businesses is expected to be a component of our growth beyond the Texas markets. Large event promotion is generally controlled by major, national, and international promoters while smaller events are often promoted by small local promoters and hosted by small venue operators. We believe there is an opportunity to consolidate smaller operators in existing and other markets through opportunistic acquisitions. Because smaller promoters and venue operators often lack sufficient volume of events to operate profitably, we believe that many of those smaller operators would entertain the sale of their businesses for cash or stock as a means of achieving economies of scale and access to a larger pool of artists and event opportunities. We plan to selectively pursue the acquisition of smaller promoters, venue operators and other companies as a means of entering new markets and achieving greater economies of scale. We plan to acquire and operate, through lease or purchase, music venues in selected markets, initially targeting San Antonio, Austin and Dallas.

With the ongoing implementation of the above strategies, we are targeting growth in events promoted from 172 events in 2013; 230 events in 2014; to 250+ projected for 2015; and continued growth thereafter.

Our Industry

Electronic Dance Music (EDM) is a $6.2 billion a year industry per a report issued at the International Music Summit in Ibiza, Spain Wednesday, May 21, 2014. The DJ is the new rock star. Electronic Dance Music is the millennial generation's choice of music but has been around for decades. EDM DJs, artists, and musicians tour around the country to play their music for concerts and festivals. According to Forbes, the highest paid DJ in 2014, Calvin Harris, made $66 million. With the emergence of online music pirating and streaming, musicians no longer make the majority of their living selling music and now have to tour 200-300 days per year.

We operate in the entertainment and live music industries. In general, our industry encompasses concert promotion, production of music tours, venue operations, ticketing services, merchandising and related services.

Production of live music events or tours entails interaction of diverse industry participants, including artists, booking agents, promoters, venue operators and ticketing agents, among others. Live events or tours are typically initiated by booking agents directly contracting with performers to represent them for defined periods. Booking agents then contact promoters, who will contract with them or directly with performers to arrange events. Booking agents generally receive fixed or percentage fees from performers for their services. Promoters earn revenue primarily from the sale of tickets. Performers are typically paid by the promoter a fixed fee, a percentage of ticket sales, or a portion of event profits or some combination thereof.

Promoters, along with artists, managers and booking agents, set ticket prices and advertise events. Promoters market events, sell tickets, rent or otherwise provide venues and arrange for local production services, such as stages and sets.

Venue operators typically contract with promoters to rent their venues for specific events on specific dates. Venue operators provide services such as concessions, parking, security, ushering, ticket taking, and receive some or all of the revenue from concessions, merchandise, sponsorships, parking and premium seats. For the events they host, venue operators typically receive fixed fees or percentages of ticket sales, as well as percentages of total concession sales from the concessionaire and percentages of total merchandise sales from the merchandisers.

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

Our Business

NightCulture Inc. "Concerts that Change Your Life" produces (i) Electronic Dance Music (EDM) concerts – 230 events in 2014 – currently in four markets – Houston, Austin, San Antonio and Dallas, Texas – with world renowned DJs and artists; and (ii) branded annual music festivals – "Something Wicked," a Halloween themed festival in Houston, Texas that drew 40,000+ fans in 2014 and "Something Wonderful," a spring themed festival in Dallas, Texas in its inaugural year. We also operate a branded concert venue under the name "Stereo Live" in Houston, Texas.

Although we promote events featuring musical talent from various music genres, we have a grass-roots cultural knowledge of the EDM genre and the EDM community and our present focus is on the promotion and production of concerts or shows with world-class EDM artists and performers. Our knowledge of the EDM genre allows us to tailor events to the different characteristics of each of the major sub-genres of EDM such as House, Electro, Trance, Trap, Dubstep, Big Room, Deep House, Techno, Indie Dance, Underground and Chill Out.

Securing the most popular artists is key to successful event promotion. Top EDM artists attract ticket-buying fans based on their reputations for producing the best music and delivering the best live performances. We have established relationships with artists, agents and venues, the ability to book top artists and an extensive customer database and a track record of booking major global artists and producing safe and fun events.

Top shows that we produced in recent years include: Tiesto, Calvin Harris, Kaskade, Martin Garrix, Eric Prydz, David Guetta, Deadmau5, Above & Beyond, Flosstradamus, Dillon Francis, Benny Benassi, Paul van Dyk, Ferry Corsten, Gareth Emery, Markus Schulz, ATB, Sasha, John Digweed, Cosmic Gate, Carnage, Will.i.am from the Black Eyed Peas, Paul Oakenfold.

EDM artists and agents are selective in the promoters they book through seeking to assure successful shows, which typically strengthens an artist’s position in the EDM market place while solidifying the agent’s position with the artist as their primary booking agent. We believe we have a favorable reputation within the EDM artist and agent community, developed from our track record of producing successful EDM events. Because we are able to book top EDM talent, we have the opportunity to put on bigger productions (with larger budgets) and secure the best venues. These bigger productions provide us with more significant revenue producing opportunities – be it advertising, sponsorship opportunities, merchandising for the show, tickets sales and the like.

In addition to our EDM concerts, totaling 230 in 2014 up from 172 in 2013, we produce currently produce two annual music festivals ranging from one full day to multi-day events. On larger events, we often partner with larger major production companies such as SFX Entertainment and its subsidiaries, Disco Donnie Presents and Life in Color. Revenues from partnered shows accounted for 53.7% of our revenues in 2014.

With the highest populated age being 22 years old in 2013 according to the Census and our target demographic being 18-34 year olds, we believe EDM is in the early stages of its life cycle. We also believe that the concert venue business is on the rise as artists, musicians, and DJs now tour 200-300 days per year to offset declining music sales revenues due to the emergence of online piracy and streaming. Record labels were not ready for this shift and ultimately there has been a shortage of venues to accommodate the increase in tours.

We supplement our production and promotion revenues with product merchandising at concerts we produce. Commemorative t-shirts, posters, LED bracelets, branded water bottles, phone charging stations, personal item lockers, and other promotional items are sold at events that we produce.

Our plans for the future of our business include

•	expanding our production of EDM concerts into additional markets that we identify as profitable ventures;

•	acquiring venues in our current and future markets; and

•	producing unique shows & festivals that cannot be easily matched by our competitors in the industry.

Markets

We presently operate in the Houston, Dallas, Austin, and San Antonio markets. Expansion into additional markets is expected to entail either negotiation of arrangements with venue operators or acquisition of, or partnering with, small local promoters with established operations in a target market. By adding new markets within a region, we expect to create the possibility for artists and agents to create tours in those markets, while at the same time unifying our customers across a broader region. We have developed and identified prospective markets where we can develop business, which include El Paso and McAllen, Texas, and New Orleans, Louisiana. We believe we could develop business in these markets in the coming years if we are able to raise adequate capital. We could also acquire venues to enable further revenue growth in our current markets. The ability to acquire new markets and open new venues will enable us to grow our business.

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

Marketing

We use many mediums to get the word out to our customers, including email, text messaging, social media, Facebook, Twitter, Instagram, flier distribution, poster placement, word-of-mouth, video, YouTube, telephone and direct mail.

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

Ticket Sales

Tickets to the concerts and events we promote and produce are sold through multiple channels, including:

•	Direct ticket sales through eventbrite.com and our websites www.NightCulture.com, www.StereoLiveHouston.com, www.SomethingWicked.com, www.SomethingWonderful.com, www.FullAccessDallas.net

•	Strategic ticket retail locations throughout the city in which an event is being promoted; and

•	Independent promoters.

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

Venues

Since 2012 we have operated a branded concert and events venue, Stereo Live Houston. This has given us a unique ability to better control the end product for the consumer, as well as increasing revenues. With adequate funding we hope to acquire additional venues in other geographic markets.

Competition

Competition in the live entertainment industry is intense. We believe that we compete primarily on the basis of our ability to deliver quality music products, sell tickets and provide enhanced fan and artist experiences. We believe that our primary strengths include:

•	the quality of service/experience delivered to our artists and fans;

•	our track record of promoting and producing live EDM events in our target markets; and

•	our relationships with EDM industry, artists, and agents.

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

Our main competitors in the live music industry include SFX Entertainment, Live Nation, AEG, Warehouse Live, Insomniac, Scoremore, Free Press Summer Fest, Afterdark, Ultra Music Festival, House of Blues, C3 Concerts, Real Music Events, Limelight, Gritsy and Reverse, in addition to numerous smaller regional companies that operate in our markets. Our competitors compete with us in all cities and locations for the following: tickets sales, artist bookings, electronic music and concert attendees, venues, sponsorships, and production equipment. Many of our competitors are larger companies with significant operations, outstanding customer service, higher profile in the industry and greater access to capital than we have. However, we have expertise in the EDM genre and we work with the leading EDM artists in the world, which helps us to be competitive in this music segment.

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

We believe that we are in material compliance with these laws. The regulations relating to food service in our venues are many and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food, the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level.

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

Intellectual Property

We have a logo and lettering for NightCulture.com, Something Wicked, Something Wonderful, Stereo Live, and Full Access which has not been registered. We do not own any patents and we have not filed any patent applications or trademark applications. Other than licenses for commercially available software and the copyrighted material that is on our website, we do not own any other intellectual property.

We own 5 websites that are hosted by a third party. The URLs for these sites are NightCulture.com, StereoLiveHouston.com, SomethingWicked.com, SomethingWonderful.com, FullAccessDallas.net. We also have a Twitter page and a Facebook, and our copyrightable material posted on such sites are subject to non-exclusive, royalty free licenses granted to the third parties hosting such sites.

Employees

As of December 31, 2014, we had 8 full time and 36 part time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are positive. From time to time, we utilize the services of independent contractors to perform various services.

Web Site Access to Reports

Our Web site address is www.nightculture.com. We make available, free of charge on or through our Web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission. Information contained on, or accessible through, our website is not incorporated by reference into this Form 10-K.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 6400 Richmond Avenue, Houston, Texas and consist of 150 square feet of office space within a performance venue we lease that is operated by our wholly owned subsidiary.

Item 3. Legal Proceedings

On October 21, 2014 a civil case # 2014-56915 was entered in the District Court in Harris County, Texas against Stereo Live. The complaint claims an individual served liquor by the staff of Stereo Live was involved in accident causing damages to the plaintiff who is seeking damages between $200,000 and $1,000,000. At the date of the incident, Stereo Live had enforce an insurance policy covering this incident with aggregate coverage of $2,000,000 and individual coverage up to $1,000,000 for such occurrence. The insurance company is defending the suit under the terms of the policy so the Company has not incurred or accrued any liability as it believes it is fully covered under the insurance policy.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock has been listed on the Over-the-Counter Bulletin Board (“OTCBB”) maintained by the Financial Industry Regulatory Authority under the Symbol “NGHT.OB,” since January 18, 2013. Prior to that time, there was no public market for our common stock. The table below lists the high and low closing prices per share of our common stock since our stock was first traded, as quoted on the OTCBB.

Fiscal 2014	Low	High
First Quarter	0.035	0.07
Second Quarter	0.0397	0.119
Third Quarter	0.0367	0.052
Fourth Quarter	0.023	0.47

Fiscal 2013
First Quarter	0.08	0.20
Second Quarter	0.037	0.11
Third Quarter	0.03	0.048
Fourth Quarter	0.03	0.18

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

As of March 20, 2015, the closing price of our common stock was $0.035.

Holders

As of March 20, 2015, there were approximately 55 record holders of our common stock.

Dividends

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

Equity Compensation Plans

We presently have no shares reserved or authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal line of business is promoting, producing, selling merchandise and concessions at, shows and festivals, primarily in the Electronic Dance Music (EDM) genre. Since 2013, we have promoted and/or produced in excess of 400 shows and festivals. To date, we have organized events principally in Houston, Dallas, San Antonio, Austin and Oklahoma City.

Our revenues are principally derived from ticket sales and concessions to shows that we promote and produce for which we typically receive a negotiated percentage of the ticket revenues. We typically act as agent for acts and recognize only our net share of revenues from ticket sales. In situations where we act as principal in promoting an event and take on the risks and rewards of such event we will recognize the gross revenues from ticket sales. We may also derive additional revenues associated with events that we promote and produce, including negotiated portions of revenues from merchandising, concessions and promotional opportunities.

Our principal costs of generating revenues are direct costs associated with promotion and production of events, including, but not limited to, venue costs, advertising, ticketing costs and costs of event support personnel.

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

Revenue Recognition

Revenues are earned through the promotion and production of musical events and the concession sales at some of the venues. Revenue from the promotion and production of an event is recognized after the performance occurs upon settlement of the event. Concession revenue is recognized upon sale at the venues. Revenue collected from advanced ticket sales and expense paid prior to the event is booked as an asset or liability to be settled after the production.

We account for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction of revenue.

Inventory

Inventory consists of beverages that are sold at venues and is stated at the lower of cost or market.

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

Goodwill and other indefinite intangibles

Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment at least annually or more frequently if an event or circumstance indicates that impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. An income approach is utilized to estimate the fair value of each reporting unit. The income approach is based on the projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company evaluated goodwill for impairment as of December 31, 2014 and determined to impair the asset resulting in an impairment charge of $238,674 to operating expenses.

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

Recent Developments

Operations and results during 2014 reflected the following developments:

•	An increase in the number of concerts promoted from 172 in 2013 to 230 in 2014;

•	An increase in headcount (5 to 8 full time; 17 to 36 part time) to support increases, and planned increases, in events promoted;

•	Expansion of “Something Wicked” to a two-day festival at an added cost of approximately $107,000;

•	Costs of launching a new “Beach Blanket Bingo” beach festival of approximately $60,000;

•	Impairment of goodwill of $238,674 associated with our previous acquisition of Full Access;

•	Purchase and expensing of certain equipment and an internet domain of approximately $17,000;

•	Salary to our CEO and Director totaling $192,000 which was accrued but not paid; and

•	Non-cash charges totaling $78,456 associated with depreciation, amortization and write-down of equipment and market rights.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Our revenues increased by 15.0% from $5,653,776 in 2013 to $6,501,353 in 2014. The increase in revenues was attributable to an increase in the number of shows and the growth in our festival business.

Direct Costs

Direct costs increased by 41.6% from $3,134,641 in 2013 to $4,438,736 in 2014. Direct costs reflect our cost of promotion and production of events.

The increase in direct costs was attributable to the increase in events promoted, festival brand expansion (included $1,470,328 associated with expansion of “Something Wicked” to 2-days, $111,369 in direct costs to launch of “Beach Blanket Bingo”) and increased costs associated with efforts to gain market share, including increased labor costs.

General and Administrative Expenses and Other

General and administrative expense for 2014 increased 8.8% from $2,306,446 in 2013 to $2,508,911 in 2014. The increase in general and administrative expense was attributable to the building of our festival brands and systems required to support the increase in number of shows, including increased labor cost in the employment expansion of 3 full time and 19 additional part time employees.

Depreciation and Amortization

Depreciation and amortization expense increased 73.3% from $45,269 in 2013 to $78,456 in 2014. The increase in depreciation and amortization expense was attributable to additional investments in equipment for the Stereo Live venue.

Other Income (Expense)

Other income in 2014 was $90,113 in 2014 compared to other income of $2,833,422 in 2013. Contributing to the difference between the years is a gain on fair value of derivative liability of $2,201,639 in 2013 compared to a gain on fair value of derivative liability of $135,098 in 2014, a gain on debt forgiveness of $875,934 in 2013 compared to $190,000 in 2014 offset by interest expense of $245,597 in 2013 compared to interest expense of $234,395 in 2014.

Financial Condition

Cash, Cash Flows and Working Capital

We had a cash balance of $64,293 and a working capital deficit of $2,657,261 at December 31, 2014 as compared to a net cash balance of $52,691 and a working capital deficit of $2,759,955 at December 31, 2013. The increase in working capital is primarily attributable to lower derivative liability in 2014 verses 2013.

Operations provided $68,117 of cash during 2014 as compared to $16,251 provided during 2013. The change in operating cash flows during 2014 was principally attributable to increased accounts payable in 2014 over 2013.

Investing activities used $78,653 of cash during 2014 as compared to cash used in investing activities of $0 during 2013. The cash used in investing activities during 2014 was attributable the acquisition of equipment used in the Stereo Live venue.

Financing activities provided cash flows of $22,138 during 2014 as compared to $5,410 during 2013. Cash flows provided by financing activities during the 2014 period related to debt financing of $50,000 and advances of $24,500 from related parties offset by note repayments of $37,412 and reduction of bank indebtedness of $15,010, Cash provided in financing activities in 2013 is attributed to borrowings on debt – net face discount of $80,000 bank overdraft of $15,010 offset by payment of debt of $89,600.

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations and to satisfy our contractual obligations, primarily for the repayment of debt.

We believe that we will be required to either improve profitability and operating cash flow or to borrow additional funds or otherwise secure additional financing, or both, to support our operations going forward. Except as described below regarding our line of credit, we do not presently have any commitments to provide financing, if needed, to support our operations.

Capital Expenditures

During the period ended December 31, 2014 we had $78,653 in capital expenditures for equipment.

Debt and Capital Leases

Convertible Debentures. On September 12, 2012, the Company issued $500,000 of convertible debentures maturing on September 11, 2015. The Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20-day trading price ending prior to the date of conversion into the Company common stock. As of December 31, 2014 the Company issued 3,086,029 shares of common stock in exchange for a value of $78,740 of convertible debt leaving a balance of $ 421,260 prior to a debt discount of $101,697.

Credit and Capital Lease Facility. On July 2, 2014, Stereo Live, a subsidiary of the Company, entered into a credit line facility and three equipment leases. The terms of the credit facilities and leases are as follows:

1.

A $50,000 loan that is paid back to the lender at the rate of $273.81 per business day for 252 days for total payment of $69,000.12 including the $50,000 in principal and $19,000.12 in total interest. As of December 31, 2014 the balance of the note was $30,215.

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

The Company has accounted for the above transaction under ASC 640 - 30 “Capital Leases”. During the year ended December 31, 2014, $50,000 was recorded as advances from working capital loan and $123,992 was recorded as purchase of fixed assets through loans. The Company made payments of $37,412 toward the principal balance during 2014. As of December 31, 2014 the balance due on the leases was $136,580, with $61,946 is recorded as short term debt and the remaining balance of $74,634 is recorded as long term debt.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2014.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our financial statements are audited and appear immediately after the signature page of this report. See “Index to Financial Statements” on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2014, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

Based on the evaluation performed, management concluded that our internal control over financial reporting was not effective as of December 31, 2014. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review, also arising from our chief executive officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the names, ages and offices of our present executive officer and director. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

Name	Age	Position

Michael Long	34	Chief Executive Officer, President and Director
Surain Adyanthaya	50	Director

The following is a biographical summary of the business experience of the present directors and executive officer of the Company:

Michael Long has served as our Chief Executive Officer, President and a Director since July 2011. Mr. Long served as President and a director of our predecessor, NightCulture, Inc., from 2008 until the Exchange in 2011. Since November 2009, Mr. Long has also served as Chief Executive Officer of Stereo Live, LLC, and an event venue operator. From 2001 to 2008, Mr. Long served as owner and Chief Executive Officer of Company Reporter, Inc., a small business consulting firm.

Surain Adyanthaya: 50 - Mr. Adyanthaya has served as a Director of the Company since July 2011. Since 1993, Mr. Adyanthaya has worked for PROS Holdings, Inc., a big data software company, listed on the New York Stock Exchange. He has been a Senior Vice President of PROS Holdings, Inc since 2003. Mr. Adyanthaya has been integrally involved in in NightCulture since its formation using his 15 years of experience in the events promotion and management business to support the Company

Board Committees

We do not presently maintain an audit committee or compensation committee or any other committees of our board of directors. Until such time as we add independent directors and have the financial resources to support the same, we do not anticipate maintaining any committees of our board.

Compliance with Section 16(a) of Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any person holding more than ten percent of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to disclose any failure to file by these dates during fiscal year 2014. To our knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2014. In making these disclosures, we relied solely on copies of reports filed with the SEC.

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

Item 11. Executive Compensation

Named Executive Officers

The following table sets forth in summary form the compensation earned during 2014 and 2013 by our named executive officers:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Long, CEO (2)	2014	120,000	—	—	—	—	—	—	120,000
	2013	120,000	—	—	—	—	—	—	120,000
	2012	47,500	—	—	—	—	—	—	47,500

____________

(1)	Includes compensation paid by our subsidiary, NightCulture, Inc.

(2)	Mr. Long received $48,000 and $57,000 in cash in 2014 and 2013, respectively and the balance of salary indicated has been accrued.

Employment Agreement, Severance Pay and Change in Control Payments

We do not presently have employment agreements with any of our employees and do not maintain any arrangements for the payment of severance or other compensation in the event of or in connection with resignation, retirement or other termination of services or a change in control. Our President and CEO provide services on an “as needed” basis and devote a portion of his time to other ventures.

Director Compensation

Beginning in 2013, we have fixed the compensation of our non-employee directors at $120,000 per year. All director fees payable in 2013 and 2014 were accrued and unpaid as of December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 15, 2014, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock held by (i) each person known to be the owner of more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class
Michael Long (2)(3)	20,000,000	30.32%
Surain Adyanthaya (2)	20,000,000	30.32%
All directors and officers as a group (2 persons)	40,000,000	60.64%

___________

(1)

Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of March.

(2)	Address is c/o Nightculture, Inc., 6400 Richmond Avenue, Houston, Texas.

(3)

Excludes shares beneficially held by Mountain Top, Inc., including (i) 3,086,029 shares of common stock; (ii) an indeterminate number of shares issuable upon exercise of 25,000,000 warrants; and (iii) an indeterminate number of shares issuable upon conversion of Convertible Debentures in the principal amount of $421,260 as of December 31, 2014. Mountain Top, Inc is owned by the fiancé of Mr. Long.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the years ended December 31, 2014 and 2013 and fees billed for other services rendered by that firm during those periods.

	2014	2013
Audit fees (1)	$37,500	$35,000
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--
Total	$37,500	$35,000

____________

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements” on page F-1 of this report.

2.	Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date Filed	Number	Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	3/20/10	3.1
3.2	Amendment to Articles of Incorporation (included in Articles of Merger referred to in Exhibit 2.2)	10-Q	11/14/11	3.2
3.3	Amended Bylaws	10-Q	11/14/11	3.1
10.1	Memorandum of Understanding, dated March 8, 2011, by and among NightCulture, Inc. and Calm Seas Capital, LLC	8-K	8/4/11	10.2
10.2	Form of Convertible Promissory Note	10-K	3/30/12	10.2
10.3	Form of Warrant	10-K	3/30/12	10.3
10.4	Assumption Agreement	10-K	3/30/12	10.4
10.5	Contribution Agreement, dated May 21, 2012, between NightCulture, Inc., Michael Long, Surain Adyanthaya and Stereo Live, LLC	8-K	5/21/12	10.1
10.6	Asset Purchase Agreement, dated September 13, 2012, by and between NightCulture, Inc. and Brooke Humphries and Jeremy Word	8-K	9/18/12	2.1
10.7	Form of Securities Purchase Agreement, dated September 12, 2012	8-K	9/18/12	10.1
10.8	Form of 5% Convertible Debenture, dated September 12, 2012	8-K	9/18/12	10.2
10.9	Form of Warrant, dated September 12, 2012	8-K	9/18/12	10.3
10.10	Form of Registration Rights Agreement, dated September 12, 2012	8-K	9/18/12	10.4
10.11	Employment Agreement, dated September 13, 2012, between NightCulture, Inc. and Jeremy Word	8-K	9/18/12	10.5
14.1	Code of Ethics for CEO and Senior Financial Officers	10-K	3/30/12	14.1
21.1	List of subsidiaries	10-K	3/30/12	21.1
31.1	Section 302 Certification of CEO				☒
32.2	Section 302 Certification of CFO				☒
32.1	Section 906 Certification of CEO				☒
32.2	Section 906 Certification of CFO				☒
101.INS	XBRL Instance Document				☒
101.SCH	XBRL Taxonomy Extension Schema Document				☒
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				☒

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTCULTURE, INC.

Dated: March 30, 2015	By:	/s/ Michael Long
Michael Long
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Long	Chief Executive Officer, President and Director	March 30, 2015
Michael Long	(Principal Executive Officer and Principal Financial Officer)

/s/ Surain Adyanthaya	Director	March 30, 2015
Surain Adyanthaya

NIGHTCULTURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Nightculture, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Nightculture, Inc and its subsidiaries (collectively the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nightculture, Inc and its subsidiaries as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit and an accumulated deficit as of December 31, 2014. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 30, 2015

NIGHTCULTURE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$64,293	$52,691
Receivables	700	56,136
Prepaid Expense	--	12,938
Inventory	37,332	15,506
Indemnification asset	--	76,921
Total current assets	102,325	214,192

Fixed assets, net of depreciation of $72,774 and $33,613, respectively	167,145	3,660
Intangible assets net of amortization of $101,560 and $62,264 respectively	294,776	334,072
Goodwill	--	238,674
Total assets	$564,246	$790,598

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expense	$429,278	$194,494
Accrued interest	89,063	67,771
Bank overdraft	--	15,010
Deferred income	--	3,558
Accrued salary – related parties	375,000	183,000
Advances – related parties	47,060	22,500
Derivative liability	1,437,676	2,147,814
Notes payable	--	340,000
Short term lease obligation	61,946	--
Convertible debt net of discount of $101,697 and $283,106	319,563	216,894
Total current liabilities	2,759,586	2,974,147

Long term liabilities:
Long term lease obligation	74,634	--
Total liabilities	2,834,220	3,191,041

Shareholders’ deficit:
Preferred stock, par value of $0.001; 10,000,000 shares authorized
0 issued and outstanding	-	--
Common stock; par value of $0.001; 100,000,000 shares authorized
65,958,931 and 57,923,615 issued and outstanding, respectively	65,959	57,923
Additional paid in capital	5,678,239	4,882,495
Accumulated deficit	(8,014,172)	(7,340,861)
Total shareholders’ deficit	(2,269,974)	(2,440,443)
Total liabilities and shareholders’ deficit	$564,246	$790,598

The accompanying notes are an integral part of these consolidated financial statements

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013

Revenue	$6,501,353	$5,653,776
Direct costs	4,438,736	3,134,641
Gross profit	2,062,617	2,519,135

Operating expenses:
Depreciation and amortization	78,456	45,269
Impairment of goodwill	238,674	--
General and administrative expenses	2,508,911	2,306,446
Income (loss) from operations	(763,424)	167,420

Other income (expense):
Other income	--	2,023
Gain on debt forgiveness	190,000	875,934
Interest expense	(234,395)	(245,597)
Gain in change in fair value of derivative liability	135,098	2,201,639
Other expense	(590)	(557)
Total other income (expense)	90,113	2,833,422

Net income (loss) before tax	(673,311)	3,000,862

Income tax expense	--	(8,081)

Net income (loss)	$(673,311)	$2,992,781

Net income (loss) per share: Basic	$(0.01)	$0.06
Net income (loss) per share: Diluted	$(0.01)	$0.03

Weighted average shares of common stock outstanding:
Basic	64,425,649	56,174,269
Diluted	64,425,649	99,795,022

The accompanying notes are an integral part of these consolidated financial statements.

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’ Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

Balance at December 31, 2012	53,072,325	$53,072	$4,224,412	$(10,333,642)	$(6,056,158)

Stock issued for conversion of debt	150,000	150	5,400	--	5,550
Stock issued for cashless exercise of warrants	4,701,290	4,701	(4,701)	--	--
Reclassification of derivative liability to equity	--	--	657,384	--	657,384

Net income	--	--	--	2,992,781	2,992,781

Balance at December 31, 2013	57,923,615	57,923	4,882,496	(7,340,861)	(2,400,443)

Stock issued for conversion of debt	3,086,029	3,086	75,654	--	78,740
Stock issued for cashless warrants	1,949,287	1,950	(1,950)	--	--
Stock issued for settlement of debt	3,000,000	3,000	147,000		150,000
Reclassification of derivative liability to equity	--	--	575,040	--	575,040

Net loss	--	--	--	(673,311)	(673,311)

Balance at December 31, 2014	65,958,931	$65,959	$5,678,239	$(8,014,172)	$(2,269,974)

The accompanying notes are an integral part of these consolidated financial statements

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013
Cash flow from operating activities
Net income (loss)	$(673,311)	$2,992,781
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	78,456	45,269
Receipt of services for reduction of indemnification asset	--	37,006
Impairment of asset - goodwill	238,674	--
Write –off of indemnification asset	76,921	--
Gain on Settlement on Debt and Accrued Interest	--	(875,934)
Amortization of debt discount	181,409	176,266
(Gain) loss on settlement of debt	(150,000)	--
(Gain) loss on debt forgiveness	(40,000)	--
Change in fair value of derivative liability	(135,098)	(2,201,639)
Increase (decrease) in liabilities:
Accounts Receivables	55,436	(170,063)
Inventory	(21,826)	6,593
Other assets	12,938	(12,938)
Accounts payable and accrued expenses	256,076	(117,648)
Accrued Salary –related party	192,000	183,000
Deferred income	(3,558)	(46,442)
Net cash flow provided by operating activities	68,117	16,251

Cash flow from investing activities:
Cash paid for property and equipment	(78,653)	--
Net cash used in investing activities	(78,653)	--

Cash flow from financing activities:
Bank indebtedness	(15,010)	15,010
Advances- related parties	24,560	--
Borrowing on debt	50,000	80,000
Repayment of notes payable	(37,412)	(89,600)
Net cash provided by financing activities	22,138	5,410

Net increase(decrease) in cash	11,602	21,661
Cash- beginning of the period	52,691	31,030
Cash- end of the period	$64,293	$52,691

SUPPLEMENTAL DISCLOSURES:
Interest paid	31,694	--
Income tax paid	--	--

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt and interest converted into equity	$78,740	$5,550
Shares issued for cashless warrants	$1,950	$4,701
Reclassification of derivative liability to equity - convertible debt	$142,242	--
Reclassification of derivative liability to equity - warrant exercise	$432,798	$657,384
Shares issued for settlement of debt	$150,000	--
Purchase of fixed assets through loans	$123,992	--

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

On July 31, 2011, the Company completed a share exchange (the “Exchange”) with NightCulture, Inc. (“NightCulture – Texas), a Texas corporation. Under terms of the Exchange the Company issued 5,000,000 shares of its common stock to the shareholders of NightCulture – Texas in exchange for all the outstanding shares of NightCulture – Texas. As a result of the Exchange, NightCulture – Texas became a wholly owned subsidiary of the Company, the sole officer of the Company resigned and was replaced by the sole officer of NightCulture – Texas, a director of NightCulture – Texas was appointed to the board of directors of the Company, the shareholders of NightCulture – Texas became the majority shareholders of the Company and the Company adopted the business plan of NightCulture – Texas. In August 2011, the Company changed its name from XXX Acquisition Corp. to NightCulture, Inc. and the Company affected an 8-for-1 forward stock split.

The Exchange was accounted for as a reverse-merger and recapitalization and NightCulture - Texas was considered the accounting acquirer for accounting purposes and XXX Acquisition the acquired company. The business of NightCulture - Texas became the business of XXX Acquisition. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of NightCulture - Texas and are recorded at the historical cost basis of NightCulture - Texas.

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

On September 13, 2012, the Company entered into a purchase agreement with two individuals to acquire Full Access, a promotions and production business in the Dallas, Texas market. Under terms of the agreement, the Company paid the individuals $300,000 cash plus issued 1,000,000 shares of common stock with a value of $290,000, for a total purchase price of $590,000. In addition the Company entered into a three-year employment agreement with one of the sellers. The Company agreed to pay the individual $30,000 per year in salary plus 20% of the net profit from events produced and promoted in the Dallas market. The Company also entered into a two-year advisory consulting agreement with the second seller. Under the terms of this agreement, the Company agreed to pay 10% of the net received from events produced and promoted in the Dallas market. Full Access was determined to be a business under ASC 805-10 and accordingly this transaction was accounted for using the Acquisition Method. See Note 13.

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

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned Nightculture Inc (Texas) and Stereo Live, Inc. All material intercompany balances and transactions have been eliminated.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

Basic and Diluted Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The basic and diluted income (loss) per share for years ended 2014 and 2013 was:

Year Ended December 31,	2014	2013
Net income (loss) per share: Basic	$(0.01)	$0.06

Net income (loss) per share: Diluted	$(0.01)	$0.03

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times such cash may be in excess of the FDIC limit. With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

Inventory

Inventory consists of alcoholic beverages that are sold at venues put on by the Company. The Company accounts for the inventory on a first-in first-out basis and completes physical inventories on a monthly basis to reconcile any variances. Obsolete inventory, if any, is charged off at the end of each month

Property, Equipment and Intangible Assets

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

Goodwill and other indefinite intangibles

Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment at least annually or more frequently if an event or circumstance indicates that impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. An income approach is utilized to estimate the fair value of each reporting unit. The income approach is based on the projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company evaluated goodwill for impairment as of December 31, 2014 and determined to impair the asset resulting in an impairment charge of $238,674 to operating expenses.

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

NOTE 3 – GOING CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has a net loss of $673,311 for the year ended December 31, 2014. As of December 31, 2014, the Company reported an accumulated deficit of $8,014,172, The Company’s ability to generate continued positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as December 31, 2014 and 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities as of December 31, 2014	-	-	$1,437,676	$1,437,676
Derivative liabilities as of December 31, 2013	-	-	$2,147,814	$2,147,814

NOTE 5 – FIXED AND INTANGIBLE ASSETS

Fixed assets consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Computer and Equipment (5 year life)	218,734	21,273
Furniture and Fixture (5 year life)	5,185	-
Software	16,000	16,000
	239,919	37,273
Accumulated Depreciation	(72,774)	(33,613)
Net PP&E	167,145	3,660

Depreciation expense for the years ended December 31, 2014 and 2013 was $39,160 and $5,973, respectively.

During the year ended December 31, 2014, $78,653 was paid for purchase of fixed assets.

Intangible assets consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Austin Market (10 year life)	27,475	27,475
Dallas Market (10 year life)	335,511	335,511
San Antonio Market (10 year life)	30,000	30,000
Other	3,350	3,350
	396,336	396,336
Accumulated Amortization	(101,560)	(62,264)
Net Intangible Assets	294,776	334,072

Amortization expense for the years ended December 31, 2014 and 2013 was $39,296 and $39,296, respectively.

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

During the year ended December 31, 2013, the gain on the change in fair value was of $2,201,639. During the year ended December 31, 2013, $657,384 of the derivative liability was reclassified to equity due to the conversion of 12,139,780 cashless warrants to cash.

During the year ended December 31, 2014, the gain on the change in fair value was of $135,098. During the year ended December 31, 2014, $575,040 of the derivative liability was reclassified to equity. The reclassification to equity consisted of $142,242 of derivative liability being for debt being converted to common stock and $432,798 of derivative liability being converted due to 9,401,120 cashless warrants being converted to common stock.

For the year ended December 31, 2013 the Company uses the Black Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 6%-20%, risk free rates from 0.16%-1.29% and an expected term equal to the remaining terms of the notes or warrants.

For the year ended December 31, 2014 the Company uses the Black Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 127%-250%, risk free rates from 0.14%-0.26% and an expected term equal to the remaining terms of the notes or warrants.

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2013 and 2014:

Ending balance as of December 31, 2012	$5,006,837

Reclassification of derivative liability to equity	(657,384)
Gain in fair value of derivative liability	(2,201,639)

Ending balance as of December 31, 2013	$2,147,814

Reclassification of derivative liability to equity	(575,040)
Gain in fair value of derivative liability	(135,098)

Ending balance as of December 31, 2014	$1,437,676

NOTE 7 – NOTE PAYABLE

During 2012 the Company borrowed $100,000 from a third party, due on demand bearing no interest. $60,000 was repaid during 2013. The outstanding balance of the note payable as of December 31, 2013 was $40,000.

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

On May 28, 2014 the Company issued 3,000,000 shares of common stock to retire a note of $300,000. The shares were valued at market price on the respective date of issuance and the fair value of the shares was determined to be $150,000. The Company recorded a $150,000 gain on debt settlement for the year ended December 31, 2014. As part this agreement the Company paid $10 to the note holder for the forgiveness of a $40,000 note and the company recorded a $40,000 gain on debt forgiveness.

Lease Obligation

On July 2, 2014 Stereo Live a subsidiary of the Company entered into credit line facility and three equipment leases. The terms of the credit facilities and leases are as follows:

1.

A $50,000 loan that is paid back to the lender at the rate of $273.81 per business day for 252 days for total payment of $69,000.12 including the $50,000 in principal and $19,000.12 in total interest. As of December 31, 2014 the balance of the note was $30,215.

2.	An equipment lease of $32,799.75 payable over 48 months at $1,024.47 per month for total payment of $49,174.56 including the principal amount of $32,799.75 and interest of $16,374.81.

3.	An equipment lease of $58,942 payable over 48 months at $1,780.05 per month for total payment of $85,442.40 including the principal amount of $58,942 and interest of $26,500.40.

4.	An equipment lease of $32,250 payable over 44 months at $1,092.23 per month for total payments of $48,058.12 including the principal amount of $32,250 and interest of $15,808.12.

The Company has accounted for the above transaction under ASC 640 - 30 “Capital Leases”. During the year ended December 31, 2014, $50,000 was recorded as advances from working capital loan and $123,992 was recorded as purchase of fixed assets through loans. Also the Company has made payment of $37,412 toward the principal balance during the year ended December 31, 2014. As of December 31, 2014 the balance due on the leases was $136,580 with $61,946 is recorded as short term debt and the remaining balance of $74,634 is recorded as long term debt.

The note and the leases are personally guaranteed by principals of the Company.

NOTE 8 – CONVERTIBLE DEBENTURES

On September 12, 2012 the Company issued $500,000 of convertible debentures maturing on September 11, 2015. The Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20-day trading price ending prior to the date of conversion into the Company common stock.

As discussed in note 4, the Company determined that the embedded conversion options in these notes qualify for liability classification and must be recorded at fair value. The fair value of the conversion options resulted in a full discount to the note of $500,000. During 2013, $166,666 of the discount was amortized to interest expense. As of December 31, 2013, the amount outstanding was $216,894 net of unamortized discount of $283,106. During 2014, $181,409 of the discount was amortized to interest expense. As of December 31, 2014, the amount outstanding was $319,563 net of unamortized discount of $101,697.

On January 28, 2014, 2014 the Company issued 3,086,029 shares of common stock in exchange for the conversion of $78,740 of convertible debt that was originally issued in 2012 (see Note 9).

NOTE 9 – COMMON STOCK

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

On May 28, 2014 the Company issued 3,000,000 shares of common stock in exchange for the cancellation of a $300,000 note (see Note 7).

NOTE 10 – WARRANTS

In conjunction with the issuance of debentures described in Note 7, on September 12, 2012, the Company issued warrants entitling the holder to purchase up to 25,000,000 shares of the Company common stock at 50% of the average closing price of the 20-day period ending one day prior to exercising the Warrants. The warrant holder may exercise the warrants on or before December 31, 2015.

During the year ended December 31, 2013 the Company issued 4,701,290 shares of common stock in exchange for 12,139,780 of cashless warrants originally issued in 2011.

On January 15, 2014 the Company issued 1,949,287 shares of common stock in exchange for the cashless exercise of 9,401,120 warrants, which were originally issued in 2011.

			Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding a Year Ended December 31, 2012	46,540,900	0.07	2.54	46,540,900	--
Granted	--	--	--	--	--
Exercised	(12,139,780)	0.03	--	(12,139,780)	--
Forfeited or cancelled	--	--	--	--	--

Outstanding at Year Ended December 31, 2013	34,401,120	0.02	1.73	34,401,120	560,723
Granted	--	--	--	--	--
Exercised	(9,401,120)	0.03	--	(9,401,120)	--
Forfeited or cancelled	--	--	--	--	--

Outstanding at Year Ended December 31, 2014	25,000,000	0.01	1.00	25,000,000	490,688

The following table consists of the warrant activity for the years ended December 31, 2014 and 2013 including the number exercised and weighted price of their conversion to common stock:

NOTE 11 – INCOME TAX

At December 31, 2014 and 2013, the Company had a federal net operating loss carry forward of approximately $1,388,842 and $621,736, respectively, which expires in varying amounts between 2032 and 2033.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2014	2013
Deferred tax assets:
Net operating loss carry forward	$1,388,842	$621,736
Total deferred tax assets	472,206	211,390
Less: Valuation Allowance	(472,206)	(211,390)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $472,206 and $211,390, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2014 and 2013, accordingly, recorded a full valuation allowance.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of December 31, 2014 and 2013, there were total advances owed to related parties of $47,060 and $22,500 respectively and accrued salary of $375,000 and $183,000, respectively.

During the year ended December 31, 2014, advance from related parties was $24,560.

NOTE 13 – ACQUISITIONS

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

Indemnification Asset	$135,104
In Place Contracts	15,815
Customer and Vendor Database	335,511
Goodwill	238,674
Payable	(135,104)
Total	$590,000

As part of the terms of the purchase of Full Access, the Company entered into a three-year employment agreement with one of the sellers. The Company agreed to pay the individual $30,000 per year in salary plus 20% of the net profit from events produced and promoted in the Dallas market. The Company will pay a bonus for each calendar quarter of $3,750 provided the Dallas Market exceeds a profit of $37,500.

The Company also entered into a two-year advisory consulting agreement with the second seller. Under the terms of the consulting agreement, the Company agreed to pay 10% of the net received from events produced and promoted in the Dallas market.

During July 2013, a vendor contacted the Company claiming amounts owed of $127,413, which were accrued prior to the Company’s purchase of Full Access. The Company has an ongoing relationship with this vendor and had gross receivables outstanding of $162,954 as of December 31, 2013. The Company paid the vendor on behalf of Full Access, resulting in a receivable of 35,541 from the vendor as of December 31, 2013.

On December 12, 2013 we received a default judgment in the District Court of Dallas Texas against a seller of the Dallas market (Full Access) to NightCulture for $135,103.68 plus legal fees of $7,000. The judgment is the result of a suit filed to collect liability not disclosed by the seller at the time of purchase of the Dallas market.

As of December 31, 2014 the Company elected to impair the goodwill of the Dallas market and took an impairment loss of $238,674 due to the drop of revenue and cash flow for the year ended December 31, 2014 compared to the same period in 2013.

NOTE 14 – INDEMINIFICATION ASSETS

On December 12, 2013 we received a default judgment in the District Court of Dallas Texas against a seller of the Dallas market (Full Access) for $135,104 plus legal fees of $7,000. The judgment is the result of a suit filed to collect a liability not disclosed by the seller at the time of purchase of the Dallas market. Subsequent to the discovery of this liability NightCulture has paid the creditor on behalf of the market seller and is reducing the indemnification asset by the amount earned each quarter by the seller per the sales contract. As of December 31, 2013, the outstanding indemnification asset was $76,921. During the year ended December 31, 2014 the Company wrote off the indemnification asset of $76,921 due to uncertainty of collectability.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On July 26, 2012, the Company entered into a five-year lease for its properties. Future minimum lease payments under the non-cancellable operating lease are; $348,000 for 2015, $348,000 for 2016, and $319,000 for 2017.

NOTE 16 – LITIGATION

On October 21, 2014 a civil case # 2014-56915 was entered in the District Court in Harris County, Texas against Stereo Live. The complaint claims an individual served liquor by the staff of Stereo Live was involved in accident causing damages to the plaintiff who is seeking damages between $200,000 and $1,000,000. At the date of the incident, Stereo Live had enforce an insurance policy covering this incident with aggregate coverage of $2,000,000 and individual coverage up to $1,000,000 for such occurrence. The insurance company is defending the suit under the terms of the policy so the Company has not incurred or accrued any liability as it believes it is fully covered under the insurance policy.

