Form 10-Q
period 2015-03-31
NightCulture, Inc.
filed 2015-05-15
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 15, 2015, the Registrant had 65,958,931 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NIGHTCULTURE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$23,555	$64,293
Receivables	--	700
Inventory	23,154	37,332
Total current assets	46,709	102,325

Fixed assets, net of depreciation of $90,394 and $72,774	149,525	167,145
Intangible assets, net of accumulated amortization of $111,384 and $101,560	284,952	294,776

Total assets	$481,186	$564,246

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expense	$363,078	$429,278
Accrued interest	94,329	89,063
Deferred income	26,021	--
Accrued salaries - related parties	423,000	375,000
Advances from related parties	94,679	47,060
Derivative liability	482,410	1,437,676
Short term lease obligation	49,843	61,946
Convertible debentures, net of unamortized discounts of $67,704 and $101,697	353,556	319,563
Total current liabilities	1,886,916	2,759,586

Long term lease obligation	67,790	74,634
Total liabilities	1,954,706	2,834,220

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 authorized, 65,958,931 and 65,958,931 issued and outstanding, respectively	65,959	65,959
Additional paid-in capital	5,678,239	5,678,239
Accumulated deficit	(7,217,718)	(8,014,172)
Total stockholders’ deficit	(1,473,520)	(2,269,874)

Total liabilities and stockholders’ deficit	$481,186	$564,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenue	$1,170,084	$1,264,685
Direct costs	686,331	716,125
Gross profit	483,753	548,560

Operating expenses:
Depreciation and amortization expense	27,444	10,993
General and administrative expense	561,441	734,703
Total operating expenses	588,885	745,696

Loss from operations	(105,132)	(197,136)

Other income (expense)
Interest expense	(53,680)	(88,183)
(Loss) Gain on change in fair value of derivative liabilities	955,266	(612,026)
Other expense	--	(591)
Total other income (expense)	901,586	(700,800)

Net (loss) income	$796,454	$(897,936)

Net (loss) income per share: Basic	$0.01	$(0.02)
Net (loss) income per share: Diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding:
Basic	65,958,931	61,673,952
Diluted	103,120,033	61,673,952

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$796,454	$(897,936)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	27,444	10,993
Amortization of debt discounts	33,993	79,573
Loss (Gain) on change in fair value of derivative liabilities	(955,266)	612,026
Write-off of indemnification asset	--	76,921
Changes in operating assets and liabilities:
Accounts receivable	700	12,205
Inventory	14,178	--
Accrued salaries to related parties	48,000	48,000
Deferred revenue	26,021	525
Accounts payable and accrued expense	(60,934)	99,228
Net cash provided by (used in) operating activities	(69,410)	41,535

Cash flows used in investing activities
Purchase of intangible assets	--	(10,000)
Cash paid for fixed assets	--	(234)
Net cash used in investing activities	--	(10,234)

Cash flows from financing activities
Bank indebtedness	--	(15,010)
Advances from related parties	50,000	39,183
Repayment of related party advances	(2,381)	--
Repayment of lease obligation	(18,947)	--
Net cash flows provided by financing activities	28,672	24,173

Net increase (decrease) in cash	(40,738)	55,474
Cash – beginning of period	64,293	52,691
Cash – end of period	$23,555	$108,165

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$14,421	$3,116
Income taxes paid	--	--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Derivative write-off due to conversion of debt	$--	$142,242
Derivative write-off due to warrant exercises	$--	$432,798
Common stock issued for exercise of warrants	$--	$1,950
Common stock issued for conversion of convertible debt	$--	$78,740
Purchase of fixed assets through accounts payable	$--	$10,000

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

Financial Statements Presented

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2014 as reported on Form 10-K, have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $1,840,207 and an accumulated deficit of $7,217,718, as of March 31, 2015. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as March 31, 2015 and December 31, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of March 31, 2015	--	--	$482,410	$482,410
Derivative liabilities as of December 31, 2014	--	--	$1,437,676	$1,437,676

The below table represents the change in the fair value of the derivative liabilities during the three months ended March 31, 2015:

Fair value of derivatives, December 31, 2014	$1,437,676
Change in fair value of derivative liability	(955,266)
Fair value of derivatives, March 31, 2015	$482,410

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015 the Company received a loan from a director of the Company of $50,000. The loan is payable over 42 weekly payments of $1,547.62 per week. The company has made payment of $2,381 toward the principal balance during the three months ended March 31, 2015. As of March 31, 2015 and December 31, 2014, total advances owed to related parties were $94,679 and $47,060, respectively. The advances other than the $50,000 loan bear no interest and are payable on demand.

As of March 31, 2015 and December 31, 2014, the Company had accrued salaries owed to related parties of $423,000 and $375,000, respectively.

NOTE 5 – DEBT

Convertible Debentures

On September 12, 2012 the Company issued $500,000 of convertible debentures maturing on September 11, 2015. The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. As of March 31, 2015 and December 31, 2014, the outstanding principal balance under this convertible debt was $421,260 and $421,260, respectively. The embedded conversion option in these convertible debentures was accounted for as a derivative liability (see Note 3). As of March 31, 2015 and December 31, 2014, the unamortized discount on these convertible notes associated with the derivative liability was $67,704 and $101,697, respectively. During the three months ended March 31, 2015, amortization of the discount totaled $33,993.

Lease Obligation

On July 2, 2014 Stereo Live a subsidiary of the Company entered into credit line facility and three equipment leases. The terms of the credit facilities and leases are as follows:

1.

A $50,000 loan that is paid back to the lender at the rate of $273.81 per business day for 252 days for total payment of $69,000.12 including the $50,000 in principal and $19,000.12 in total interest. As of March 31, 2015 the balance of the note was $18,112;

2.	An equipment lease of $32,799.75 payable over 48 months at $1,024.47 per month for total payment of $49,174.56 including the principal amount of $32,799.75 and interest of $16,374.81;

3.	An equipment lease of $58,942 payable over 48 months at $1,780.05 per month for total payment of $85,442.40 including the principal amount of $58,942 and interest of $26,500.40;

4.	An equipment lease of $32,250 payable over 44 months at $1,092.23 per month for total payments of $48,058.12 including the principal amount of $32,250 and interest of $15,808.12.

The Company had accounted for the above transaction under ASC 640 - 30 “Capital Leases”. The Company has made payment of $18,947 toward the principal balance during the three months ended March 31, 2015. As of March 31, 2015 the balance due on the leases was $117,633, with $49,843 is recorded as short term debt and the remaining balance of $67,790 is recorded as long term debt.

The note and the leases are personally guaranteed by principals of the Company.

NOTE 6 - WARRANTS

As of March 31, 2015 the Company has 25,000,000 warrants outstanding entitling the holder to purchase up to 25,000,000 shares of the Company common stock at 50% of the average closing price of the 20 day period ending one day prior to exercising the warrants. The warrant holder may exercise these warrants on or before December 31, 2015.

The following table summarizes the warrant activity during the nine months ended March 31, 2015:

Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Warrants	Intrinsic
	Warrants	Price	Life	Exercisable	Value
Outstanding at December 31, 2014	25,000,000	$0.01	1.00	25,000,000	$490,688
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited or Cancelled	--	--	--	--	--
Outstanding at March 31, 2015	25,000,000	0.018	.75	25,000,000	$50,000

 NOTE 7– LITIGATION

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

NOTE 8 – SUBSEQUENT EVENTS

On April 27, 2015 the Company filed an information statement authorizing the Company through the approval of a majority of the shareholders to file amended articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 500,000,000. As of this date the amended articles have not been filed.

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

Unless indicated otherwise, or the context otherwise requires, references in this report to “NightCulture,” the “Company,” “we,” “us” and “our” or similar terms are to NightCulture, Inc. (formerly XXX Acquisition) and its consolidated subsidiaries in reference to dates subsequent to the Exchange and to Night Culture – Texas in reference to dates prior to the Exchange.

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

Results of Operations

Revenue

Revenues for the three months ended March 31, 2015 was $1,170,084 compared to $1,264,685 for the same periods in 2014. The decrease in revenues was attributable to lower concert participation.

Direct Costs

Direct costs were $686,331 for the three months ended March 31, 2015 compared to $716,125 for the same periods in 2014. As a percentage of revenues, direct costs for the three months period was 58.7% for the three months ended March 31, 2015 compared to 56.6% for the same periods in 2014. The change in direct cost as a percentage of sales was due to lower sales volume.

General and Administrative Expenses

General and administrative expense for the three months ended March 31, 2015 was $561,441 compared to $734,703 for the same periods in 2014. The decrease in general and administrative expense was attributable to flexible staffing, decreased salaries for related parties, lower administration and other investments to support our planned growth initiatives. The principal general and administrative expenses for the three months period were as follows:

	Three Months Ended March 31,
	2015	2014
Consulting and salaries	$195,185	$229,065
Legal and accounting	28,480	40,720
Venue	251,947	242,216
Travel and entertainment	2,451	3,947
Write-off of indemnification asset	--	76,921
Office and other expenses	83,378	141,834
	$561,441	$734,703

Depreciation and Amortization

Depreciation and amortization expense incurred in the three month period ended March 31, 2015 was $27,444 compared to $10,993 for the same periods in 2014. The increase in depreciation and amortization expense was attributable to added assets purchased and leased during the third quarter of 2014.

Other Income (Expense)

Other income (expense) consists principally of interest expense and gain/ (loss) on changes in the value of derivative liability associated with outstanding warrants and convertible debt. Other income totaled $901,546 for the three month periods ended March 31, 2015 verses other expense of $700,800 for the same periods in 2014. The change was mainly attributable to the change in fair value of derivative liabilities creating a gain of $955,266 during the three month periods ended March 31, 2015 compared to a loss of $612,026 for the same periods in 2014.

Net Income (Loss)

The Company incurred a net income of $796,454 for the three month periods ended March 31, 2015 compared to net loss of $897,936 for the same periods in 2014. The net income for the three month periods ended March 31, 2015 includes a gain of $955,266 in fair value of its derivative. Net loss for the three month periods ended March 31, 2014 can be attributed the loss on derivative liability for $612,026.

Financial Condition

Cash, Cash Flows and Working Capital

At March 31, 2015, we had current assets of $46,709, current liabilities of $1,886,916 and a working capital deficit of $1,840,207 compared to current assets of $102,325 and current liabilities of $2,759,586 and a working capital deficit of $2,657,261 at December 31, 2014. The derivative liability was the largest liability in 2014 which was $1,437,676 as of December 31, 2014 compared to $482,410 as of March 31, 2015. Accounts payable and accrued expense decreased from $429,278 as of December 31, 2014 to $363,078 as of March 31, 2015. Advances from related parties also increased a net of $47,619 which included a loan of $50,000 form a director of the Company during the three months ended March 31, 2015 along with an increase in accrued salaries related parties from $375,000 as of December 31, 2014 to $423,000 as of March 31, 2015.

Net cash used in operations for the three months ending March 31, 2015 was $69,410 compared to net cash provided of $41,535 for the same periods in 2014. The decrease in cash provided by operations was principally attributable to the decrease in accounts payable and accrued expense, and gain in fair value of derivative liability.

Net cash used in investing activities for the period ending March 31, 2015 was $0 compared to 10,234 for the same period in 2014. The increase was mainly due to the purchase of $10,000 intangible asset during the three months ended March 31, 2014 while there were no investing activities for the same periods in 2015.

Net cash provided by financing activities during the three months ended March 31, 2015 was $28,672 compared to $24,173 for the same periods in 2014. The financing activities included advances of related parties net of $47,619 and also repayment of debt for $18,947 during the three months ended March 31, 2015 compared to repayment of a bank indebtedness of $15,010 and advances by related parties of $39,183 for the same periods in 2014.

Liquidity and Capital Resources

Our principal requirement for capital is to fund our operating deficits and growth initiatives and satisfy our contractual obligations and outstanding debt and payables.

We believe that we will be required to either improve profitability and operating cash flow or to borrow additional funds or otherwise secure additional financing, or both, to support our operations during the balance of 2015 and beyond. Except as described below regarding our equity line of credit, we do not presently have any commitments to provide financing, if needed, to support our operations.

Debt

On September 12, 2012, we issued $500,000 of 2012 Debentures. The 2012 Debentures mature September 11, 2015 and accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. As of March 31, 2015, the outstanding principal balance under this convertible debt was $421,260. As of March 31, 2015, the unamortized discount on these convertible notes associated with the derivative liability was $67,704.

On July 2, 2014 Stereo Live a subsidiary of the Company entered into credit line facility and three equipment leases. The terms of the credit facilities and leases are as follows:

1.

A $50,000 loan that is paid back to the lender at the rate of $273.81 per business day for 252 days for total payment of $69,000.12 including the $50,000 in principal and $19,000.12 in total interest. As of March 31, 2015 the balance of the note was $18,112

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

As of March 31, 2015 the balance due on the leases was $117,633.

The note and the leases are personally guaranteed by principals of the Company.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2015.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

ITEM 1A: RISK FACTORS

There have been no material changes to NightCulture’ risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2014.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

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

NIGHTCULTURE, INC.

Dated: May 15, 2015	By:	/s/ Michael Long
Michael Long
Chief Executive Officer
(Acting Principal Financial and Accounting Officer and Duly Authorized Officer)

