Form 10-Q
period 2015-06-30
NightCulture, Inc.
filed 2015-08-13
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 13, 2015, the Registrant had 99,999,990 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NIGHTCULTURE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$114,375	$64,293
Receivables	3,849	700
Inventory	19,986	37,332
Total current assets	138,210	102,325

Fixed assets, net of accumulated depreciation of $108,011 and $72,774	131,908	167,145
Intangible assets, net of accumulated amortization of $121,208 and $101,560	275,128	294,776

Total assets	$545,246	$564,246

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expense	$384,614	$429,278
Accrued interest	99,595	89,063
Accrued salaries - related parties	132,685	375,000
Advances from related parties	32,143	47,060
Derivative liability	851,438	1,437,676
Short term lease obligation	37,145	61,946
Convertible debentures, net of unamortized discounts of $33,712 and $101,697	387,548	319,563
Total current liabilities	1,925,168	2,759,586

Long term lease obligation	60,947	74,634
Total liabilities	1,986,115	2,834,220

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 authorized, 99,999,990 and 65,958,931 issued and outstanding, respectively	100,000	65,959
Additional paid-in capital	6,024,573	5,678,239
Accumulated deficit	(7,565,442)	(8,014,172)
Total stockholders’ deficit	(1,440,869)	(2,269,874)

Total liabilities and stockholders’ deficit	$545,246	$564,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$2,295,735	$1,655,817	$3,465,819	$2,920,502
Direct costs	1,740,448	881,779	2,426,779	1,597,904
Gross profit	555,287	774,038	1,039,040	1,322,598

Operating expenses:
Depreciation and amortization expense	27,441	12,576	54,885	23,569
General and administrative expense	446,853	586,978	1,008,294	1,321,681
Total operating expenses	474,294	599,544	1,063,179	1,345,250

Income (loss) from operations	80,993	174,484	(24,139)	(22,652)

Other income (expense)
Gain on debt forgiveness and settlement	--	190,000	--	190,000
Interest expense	(59,689)	(42,437)	(113,369)	(130,620)
(Loss) Gain on change in fair value of derivative liabilities	(369,028)	464,236	586,238	(147,790)
Other expense	--	(514)	--	(1,105)
Total other income (expense)	(428,717)	611,285	472,869	(89,515)

Net (loss) income	$(347,724)	$785,769	$448,730	$(112,167)

Net (loss) income per share: Basic	$(0.00)	$0.01	$0.01	$(0.00)
Net (loss) income per share: Diluted	$(0.00)	$0.01	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	78,677,568	64,046,843	72,353,384	62,866,952
Diluted	78,677,568	95,121,543	205,557,793	62,866,952

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$448,730	$(112,167)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	54,885	23,569
Amortization of debt discounts	67,985	113,495
Loss (Gain) on change in fair value of derivative liabilities	(586,238)	147,790
Write-off of indemnification asset	--	76,921
Gain on settlement of debt	--	(150,000)
Gain on debt forgiveness	--	(40,000)
Changes in operating assets and liabilities:
Accounts receivable	(3,149)	(36,357)
Inventory	17,346	(7,723)
Accrued salaries to related parties	91,000	96,000
Deferred revenue	--	(3,750)
Accounts payable and accrued expense	(34,132)	79,290
Net cash provided by operating activities	56,427	187,068

Cash flows used in investing activities
Purchase of intangible assets	--	(17,500)
Cash paid for fixed assets	--	(11,571)
Net cash used in investing activities	--	(29,071)

Cash flows from financing activities
Bank indebtedness	--	(15,010)
Advances from related parties	50,000	24,560
Repayment of related party advances	(17,857)	--
Repayment of lease obligation	(38,488)	--
Net cash flows provided by (used in) financing activities	(6,345)	9,559

Net increase in cash	50,082	167,547
Cash – beginning of period	64,293	52,691
Cash – end of period	$114,375	$220,238

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$34,853	$6,365
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for related parties advances and accrued salaries	$380,375	$--
Derivative write-off due to conversion of debt	$--	$142,242
Purchase of intangible assets through accounts payable	$--	$2,500
Derivative write-off due to warrant exercises	$--	$432,798
Common stock issued for exercise of warrants	$--	$1,950
Common stock issued for conversion of convertible debt	$--	$78,740
Common stock for settlement of debt	$--	$150,000
Purchase of fixed assets through accounts payable	$--	$7,418

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

On June 19, 2015 the Company amended its articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 500,000,000.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has negative working capital of $1,786,958 and an accumulated deficit of $7,565,442 as of June 30, 2015. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operations as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as June 30, 2015 and December 31, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of June 30, 2015	--	--	$851,438	$851,438
Derivative liabilities as of December 31, 2014	--	--	$1,437,676	$1,437,676

The below table represents the change in the fair value of the derivative liabilities during the six months ended June 30, 2015:

Fair value of derivatives, December 31, 2014	$1,437,676
Change in fair value of derivative liability	(586,238)
Fair value of derivatives, June 30, 2015	$851,438

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2015 the Company received a loan from a director of the Company of $50,000. The loan is payable over 42 weekly payments of $1,547.62 per week. The company has made payment of $17,857 toward the principal balance during the six months ended June 30, 2015.

On May 27, 2015, the Company issued 34,041,059 shares of common stock to two related parties in satisfaction of $47,060 of related party advances and $333,315 of accrued salaries. The shares were determined to have a fair value of $309,774 based on the stock price on issuance date. The $70,601 excess of debt amount satisfied over the fair value of the stock issued is recorded as additional paid in capital.

As of June 30, 2015 and December 31, 2014, total advances owed to related parties were $32,143 and $47,060, respectively. The advances, other than the $50,000 loan noted above, bear no interest and are payable on demand.

As of June 30, 2015 and December 31, 2014, the Company had accrued salaries owed to related parties of $132,685 and $375,000, respectively.

NOTE 5 – DEBT

Convertible Debentures

On September 12, 2012 the Company issued $500,000 of convertible debentures maturing on September 11, 2015. The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. As of June 30, 2015 and December 31, 2014, the outstanding principal balance under this convertible debt was $421,260 and $421,260, respectively. The embedded conversion option in these convertible debentures was accounted for as a derivative liability (see Note 3). As of June 30, 2015 and December 31, 2014, the unamortized discount on these convertible notes associated with the derivative liability was $33,712 and $101,697, respectively. During the six months ended June 30, 2015, amortization of the discount totaled $67,985.

Lease Obligation

On July 2, 2014, Stereo Live, a subsidiary of the Company, entered into credit line facility and three equipment leases. The terms of the credit facilities and leases are as follows:

1.

A $50,000 loan that is paid back to the lender at the rate of $273.81 per business day for 252 days for total payment of $69,000.12 including the $50,000 in principal and $19,000.12 in total interest. As of June 30, 2015 the balance of the note was $5,414;

2.

An equipment lease of $32,799.75 payable over 48 months at $1,024.47 per month for total payment of $49,174.56 including the principal amount of $32,799.75 and interest of $16,374.81. As of June 30, 2015, the balance of the note was $26,303;

3.

An equipment lease of $58,942 payable over 48 months at $1,780.05 per month for total payment of $85,442.40 including the principal amount of $58,942 and interest of $26,500.40. As of June 30, 2015, the balance of the note was $45,565; and

4.

An equipment lease of $32,250 payable over 44 months at $1,092.23 per month for total payments of $48,058.12 including the principal amount of $32,250 and interest of $15,808.12. As of June 30, 2015, the balance of the note was $20,810.

The Company had accounted for the above transaction under ASC 640 - 30 “Capital Leases”. The Company has made payment of $38,488 toward the principal balance during the six months ended June 30, 2015. As of June 30, 2015 the balance due on the leases was $98,092, with $37,145 recorded as short term debt and the balance of $60,947 recorded as long term debt.

The note and the leases are personally guaranteed by principals of the Company.

NOTE 6 - WARRANTS

As of June 30, 2015, the Company had 25,000,000 warrants outstanding entitling the holder to purchase up to 25,000,000 shares of the Company common stock at 50% of the average closing price of the 20 day period ending one day prior to exercising the warrants. The warrant holder may exercise these warrants on or before December 31, 2015.

The following table summarizes the warrant activity during the six months ended June 30, 2015:

Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Warrants	Intrinsic
	Warrants	Price	Life	Exercisable	Value
Outstanding at December 31, 2014	25,000,000	$0.01	1.00	25,000,000	$490,688
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited or Cancelled	--	--	--	--	--
Outstanding at June 30, 2015	25,000,000	0.004	0.50	25,000,000	$130,188

NOTE 7– LITIGATION

On October 21, 2014, a civil case # 2014-56915 was entered in the District Court in Harris County, Texas against Stereo Live. The complaint claims an individual served liquor by the staff of Stereo Live was involved in accident causing damages to the plaintiff who is seeking damages between $200,000 and $1,000,000. At the date of the incident, Stereo Live had enforce an insurance policy covering this incident with aggregate coverage of $2,000,000 and individual coverage up to $1,000,000 for such occurrence. The insurance company is defending the suit under the terms of the policy so the Company has not incurred or accrued any liability as it believes it is fully covered under the insurance policy.

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

Overview

Our principal line of business is promoting and producing, and selling merchandise at, live concerts and festivals, primarily in the Electronic Dance Music (EDM) genre and, since May 2012, hosting entertainment events at our Stereo Live venue. Since 2009, we have promoted and/or produced in excess of 500 live concerts. To date, we have organized events principally in Houston, San Antonio, Austin, Oklahoma City and Dallas.

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

We produce two music festivals per year, Something Wicked, a Halloween themed music festival in Houston, TX with attendance over 40,000 in 2014 and Something Wonderful, a spring themed music festival in Dallas, TX made its debut in 2015 with over 15,000 in attendance.

Our principal costs of generating revenues are direct costs associated with promotion and production of events, including, but not limited to, venue costs, advertising, ticketing agency costs and costs of event support personnel. With our acquisition of Stereo Live, our principal costs also include costs of beverage sales, venue lease expense and venue operating personnel.

Results of Operations

Revenue

Revenues for the three and six months ended June 30, 2015 was $2,295,735 and $3,465,819, respectively, compared to $1,655,817 and $2,920,502 for the same periods in 2014. The increase in revenues was attributable to a 7.9% increase in the number of events produced during 2015, including the 2015 debut of our Something Wonderful festival.

Direct Costs

Direct costs were $1,740,448 and $2,426,779 for the three and six months ended June 30, 2015 compared to $881,779 and $1,597,904 for the same periods in 2014. As a percentage of revenues, direct costs for the three and six month period ended June 30, 2015 was 75.8% and 70% compared to 53.2% and 54.7% for the same periods in 2014. The change in direct cost as a percentage of sales was due to low margins from our Something Wonderful festival, which is typically of the early years of a festival.

General and Administrative Expenses

General and administrative expense for the three and six months ended June 30, 2015 was $446,853 and $1,008,294 compared to $$586,978 and $1,321,681 for the same periods in 2014. The decrease in general and administrative expense was attributable to flexible staffing, decreased salaries for related parties, lower administration and other investments to support our planned growth initiatives and a one-time write-off during 2014.The principal general and administrative expenses for the six months period were as follows:

	Six Months Ended June 30,
	2015	2014
Consulting and salaries	$445,173	$431,754
Legal and accounting	49,380	59,620
Venue	438,371	678,811
Travel and entertainment	5,074	6,243
Write-off of indemnification asset	--	76,921
Office and other expenses	70,296	68,332
	$1,008,294	$1,321,681

Depreciation and Amortization

Depreciation and amortization expense incurred in the three and six month period ended June 30, 2015 was $27,441 and $54,885 compared to $12,576 and $23,569 for the same periods in 2014. The increase in depreciation and amortization expense was attributable to added assets purchased and leased during the third quarter of 2014.

Other Income (Expense)

Other income (expense) consists principally of interest expense and gain/ (loss) on changes in the value of derivative liability associated with outstanding warrants and convertible debt. Other income and expense totaled expense of $428,717 for the three month period and other income of $472,869 for the six months ended June 30, 2015 verses other income of $611,285 for the three months and other expense of $89,515 for the six months period in 2014. The change was mainly attributable to the change in fair value of derivative liabilities.

Net Income (Loss)

The Company incurred a net loss of $347,724 for the three month period and net income of $448,730 for the six months period ended June 30, 2015 compared to net income of $785,769 for the three months period and a net loss of $112,167 for the six months periods in 2014. The fluctuation of derivative liability was the major contribution to the variations in the net income and net losses between periods.

Financial Condition

Cash, Cash Flows and Working Capital

At June 30, 2015, we had current assets of $138,210, current liabilities of $1,925,168 and a working capital deficit of $1,786,958 compared to current assets of $102,325 and current liabilities of $2,759,586 and a working capital deficit of $2,657,261 at December 31, 2014. Included in current liabilities and the working capital deficit for each period was our derivative liability which was $1,437,676 as of December 31, 2014 compared to $851,438 as of June 30, 2015, accounting for $586,238 of the decrease in current liabilities and working capital deficit. Also reflected in the decrease in current liabilities and working capital deficit are decreases in amounts owed to related parties of $380,375, which amounts were converted to 34,041,059 shares of common stock. As a result of such conversion of debt to equity, total due to related parties decreased a net of $257,232 which included a decrease of advances from related party from $47,060 as of December 31, 2014 to $32,143 as of June 30, 2015 along with a decrease in accrued salaries related parties from $375,000 as of December 31, 2014 to $132,683 as of June 30, 2015.

Net cash provided in operations for the six months ending June 30, 2015 was $56,427 compared to net cash provided of $187,068 for the same periods in 2014. The decrease in cash provided by operations was principally attributable to the decrease in accounts payable and accrued expense, and gain in fair value of derivative liability.

Net cash used in investing activities for the period ending June 30, 2015 was $0 compared to $29,071 for the same period in 2014. The decrease was mainly due to the purchase of $17,500 intangible asset and $11,571 fixed asset during the six months ended June 30, 2014 while there was no such investing activities for the same periods in 2015.

Net cash used by financing activities during the six months ended June 30, 2015 was $6,345 compared to net cash provided of $9,559 for the same periods in 2014. The financing activities included payments of related parties advances of $17,857, repayment of debt for $38,488, offset by advances from related party of $50,000 during the six months ended June 30, 2015 compared to repayment of a bank indebtedness of $15,010 and advances by related parties of $24,560 for the same periods in 2014.

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

Debt

On September 12, 2012, the Company issued $500,000 of convertible debentures maturing on September 11, 2015. The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. As of June 30, 2015 and December 31, 2014, the outstanding principal balance under this convertible debt was $421,260 and $421,260, respectively. The embedded conversion option in these convertible debentures was accounted for as a derivative liability (see Note 3). As of June 30, 2015 and December 31, 2014, the unamortized discount on these convertible notes associated with the derivative liability was $33,712 and $101,697, respectively. During the six months ended June 30, 2015, amortization of the discount totaled $67,985.

On July 2, 2014 Stereo Live a subsidiary of the Company entered into credit line facility and three equipment leases. The terms of the credit facilities and leases are as follows:

1.

A $50,000 loan that is paid back to the lender at the rate of $273.81 per business day for 252 days for total payment of $69,000.12 including the $50,000 in principal and $19,000.12 in total interest. As of June 30, 2015 the balance of the note was $5,414;

2.

An equipment lease of $32,799.75 payable over 48 months at $1,024.47 per month for total payment of $49,174.56 including the principal amount of $32,799.75 and interest of $16,374.81. As of June 30, 2015, the balance of the note was $26,303;

3.

An equipment lease of $58,942 payable over 48 months at $1,780.05 per month for total payment of $85,442.40 including the principal amount of $58,942 and interest of $26,500.40. As of June 30, 2015, the balance of the note was $45,565; and

4.

An equipment lease of $32,250 payable over 44 months at $1,092.23 per month for total payments of $48,058.12 including the principal amount of $32,250 and interest of $15,808.12. As of June 30, 2015, the balance of the note was $20,810.

The Company had accounted for the above transaction under ASC 640 - 30 “Capital Leases”. The Company has made payment of $38,488 toward the principal balance during the six months ended June 30, 2015. As of June 30, 2015 the balance due on the leases was $98,092, with $37,145 is recorded as short term debt and the remaining balance of $60,947 is recorded as long term debt.

The note and the leases are personally guaranteed by principals of the Company.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2015.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NIGHTCULTURE, INC.

Dated: August 13, 2015	By:	/s/ Michael Long
Michael Long
Chief Executive Officer
(Acting Principal Financial and Accounting Officer and Duly Authorized Officer)

