Form 10-Q
period 2015-09-30
NightCulture, Inc.
filed 2015-11-23
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(Registrant's Telephone Number)

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

As of November 23, 2015, the Registrant had 99,999,990 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NIGHTCULTURE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$339,200	$64,293
Receivables	9,250	700
Inventory	9,558	37,332
Prepaid	90,000	--
Total current assets	448,008	102,325

Fixed assets, net of accumulated depreciation of $124,305 and $72,774	115,614	167,145
Intangible assets, net of accumulated amortization of $131,032 and $101,560	265,304	294,776

Total assets	$828,926	$564,246

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expense	$584,264	$429,278
Accrued interest	104,861	89,063
Accrued salaries - related parties	180,685	375,000
Advances from related parties	16,666	47,060
Derivative liability	642,461	1,437,676
Notes payable, net of unamortized debt discount of $2,692 and $0	152,917	--
Short term lease obligations	35,557	61,946
Convertible debentures, net of unamortized discounts of $0 and $101,697	421,260	319,563
Total current liabilities	2,138,671	2,759,586

Note payable	201,217	--
Long term lease obligations	54,102	74,634
Total liabilities	2,393,990	2,834,220

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 authorized, 99,999,990 and 65,958,931 issued and outstanding, respectively	100,000	65,959
Additional paid-in capital	6,024,573	5,678,239
Accumulated deficit	(7,689,637)	(8,014,172)
Total stockholders' deficit	(1,565,064)	(2,269,874)

Total liabilities and stockholders' deficit	$828,926	$564,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$1,157,413	$1,396,015	$4,623,232	$4,316,517
Direct costs	877,636	950,692	3,304,415	2,548,596
Gross profit	279,777	445,323	1,318,817	1,767,921

Operating expenses:
Depreciation and amortization expense	26,118	27,444	81,003	51,012
General and administrative expense	596,117	596,664	1,604,411	1,918,346
Total operating expenses	622,235	624,108	1,685,414	1,918,358

Loss from operations	(342,458)	(178,785)	(366,597)	(201,437)

Other income (expense)
Gain on debt forgiveness and settlement	--	--	--	190,000
Gain on accounts payable written-off	64,575	--	64,575	--
Interest expense	(55,289)	(49,871)	(168,658)	(180,491)
(Loss) Gain on change in fair value of derivative liabilities	208,977	6,536	795,215	(141,254)
Other expense	--	(185)	--	(1,290)
Total other income (expense)	218,263	(43,520)	691,132	(133,035)

Net (loss) income	$(124,195)	$(222,305)	$324,535	$(334,472)

Net (loss) income per share: Basic	$(0.00)	$(0.00)	$0.00	$(0.01)
Net (loss) income per share: Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic	99,999,990	65,958,931	81,670,189	63,908,937
Diluted	99,999,990	65,958,931	182,846,799	63,908,937

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$324,535	$(334,472)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	81,003	51,012
Amortization of debt discounts	104,005	147,417
Loss (Gain) on change in fair value of derivative liabilities	(795,215)	141,254
Write-off of indemnification asset	--	76,921
Gain on settlement of liabilities	--	(150,000)
Gain on accounts payable written-off	(64,575)	--
Gain on debt forgiveness	--	(40,000)
Changes in operating assets and liabilities:
Accounts receivable	(8,550)	44,298
Inventory	27,774	(11,858)
Accrued salaries to related parties	139,000	144,000
Deferred revenue	--	(4,500)
Prepaid expense	(90,000)	--
Accounts payable and accrued expense	235,359	60,480
Net cash provided by (used in) operating activities	(46,664)	124,552

Cash flows used in investing activities
Purchase of intangible assets	--	(20,000)
Cash paid for fixed assets	--	(78,653)
Net cash used in investing activities	--	(98,653)

Cash flows from financing activities
Proceeds from notes payable	351,826	--
Bank indebtedness	--	(15,010)
Advances from related parties	50,000	24,560
Advances from working capital loan	--	50,000
Repayment of loans payable	--	(23,092)
Repayment of related party advances	(33,334)	--
Repayment of lease obligation	(46,921)	--
Net cash flows provided by financing activities	321,571	36,458

Net increase in cash	274,907	62,357
Cash – beginning of period	64,293	52,691
Cash – end of period	$339,200	$115,048

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$51,164	$17,048
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for related parties advances and accrued salaries	$380,375	$--
Derivative write-off due to conversion of debt	$--	$142,242
Derivative write-off due to warrant exercises	$--	$432,798
Common stock issued for exercise of warrants	$--	$1,950
Common stock issued for conversion of convertible debt	$--	$78,740
Common stock for settlement of debt	$--	$150,000
Purchase of fixed assets through loans	$--	$123,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

NightCulture, Inc. (the "Company") is incorporated under the laws of the State of Nevada. The Company operates in the event promotion business.

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

On June19, 2015 the Company amended its articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 500,000,000.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2014 as reported on Form 10-K, have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has negative working capital of $1,690,663 and an accumulated deficit of $7,689,637 as of September 30, 2015. The Company's ability to generate net income and positive cash flows is dependent on the ability to grow its operations as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Level 3 –

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as September 30, 2015 and December 31, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of September 30, 2015	--	--	$642,461	$642,461
Derivative liabilities as of December 31, 2014	--	--	$1,437,676	$1,437,676

The below table represents the change in the fair value of the derivative liabilities during the nine months ended September 30, 2015:

Fair value of derivatives, December 31, 2014	$1,437,676
Change in fair value of derivative liability	(795,215)
Fair value of derivatives, September 30, 2015	$642,461

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2015 the Company received a loan from a director of the Company of $50,000. The loan is payable over 42 weekly payments of $1,547.62 per week. The company has made payment of $33,334 toward the principal balance during the nine months ended September 30, 2015.

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

As of September 30, 2015 and December 31, 2014, total advances owed to related parties were $16,666 and $47,060, respectively. The advances, other than the $50,000 loan noted above, bear no interest and are payable on demand.

As of September 30, 2015 and December 31, 2014, the Company had accrued salaries owed to related parties of $180,685 and $375,000, respectively.

NOTE 5 – DEBT

Notes Payable

On August 31, 2015 the Company issued a note to an individual for $55,000 from which the Company received $50,000 in cash. The $5,000 difference between the debt principal amount and cash received is recorded as original issuance discount. The note matures on November 15, 2015. The Company amortized $2,308 of the $5,000 original issuance discount during the period ended September 30, 2015 and the remaining unamortized discount is $2,692 as of September 30, 2015.

On September 1, 2015 the Company issued a note payable for $301,826 which matures on September 1, 2015. The note bears an interest rate of 5% per annum and is secured by the fixtures and equipment of the Company and guaranteed by the principals of the Company. Effective October 1 2015, the Company will make 36 monthly payments of $9,055.91, which includes principal and interest is payable to the note holder. The Company must maintain a debt coverage ratio of 1:25 to 1 on a trailing four quarter basis. The debt coverage ratio is defined as the net income of the Company less any gains or losses of derivatives divided by the principal and interest payments made or to be made during the period being measured. When the note becomes in default, the interest rate will increase to the lesser of 18% per annum or the maximum rate permitted by law. As of September 30, 2015 the balance due on the note was $301,826, with $100,609 recorded as short term note payable and the balance of $201,217 recorded as long term note payable.

Convertible Debentures

On September 12, 2012 the Company issued $500,000 of convertible debentures maturing on September 11, 2015. The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. The convertible debt is in default as of September 30, 2015. As of September 30, 2015 and December 31, 2014, the outstanding principal balance under this convertible debt was $421,260 and $421,260, respectively. The embedded conversion option in these convertible debentures was accounted for as a derivative liability (see Note 3). As of September 30, 2015 and December 31, 2014, the unamortized discount on these convertible notes associated with the derivative liability was $0 and $101,697, respectively. During the nine months ended September 30, 2015, amortization of the discount totaled $101,697.

Lease Obligations

On July 2, 2014, Stereo Live, a subsidiary of the Company, entered into credit line facility and three equipment leases. The terms of the credit facilities and leases are as follows:

1.

A $50,000 loan that is paid back to the lender at the rate of $273.81 per business day for 252 days for total payment of $69,000.12 including the $50,000 in principal and $19,000.12 in total interest. As of September 30, 2015 the balance of the note was $3,826;

2.

An equipment lease of $32,799.75 payable over 48 months at $1,024.47 per month for total payment of $49,174.56 including the principal amount of $32,799.75 and interest of $16,374.81. As of September 30, 2015, the balance of the note was $24,764;

3.

An equipment lease of $58,942 payable over 48 months at $1,780.05 per month for total payment of $85,442.40 including the principal amount of $58,942 and interest of $26,500.40. As of September 30, 2015, the balance of the note was $42,625;

4.

An equipment lease of $32,250 payable over 44 months at $1,092.23 per month for total payments of $48,058.12 including the principal amount of $32,250 and interest of $15,808.12. As of September 30, 2015, the balance of the note was $18,444.

The Company had accounted for the above transaction under ASC 640 - 30 "Capital Leases". The Company has made payment of $46,921 toward the principal balance during the nine months ended September 30, 2015. As of September 30, 2015 the balance due on the leases was $89,659, with $35,557 recorded as short term lease obligations and the balance of $54,102 recorded as long term lease obligations.

The note and the leases are personally guaranteed by principals of the Company.

NOTE 6 - WARRANTS

As of September 30, 2015, the Company had 25,000,000 warrants outstanding entitling the holder to purchase up to 25,000,000 shares of the Company common stock at 50% of the average closing price of the 20 day period ending one day prior to exercising the warrants. The warrant holder may exercise these warrants on or before December 31, 2015.

The following table summarizes the warrant activity during the nine months ended September 30, 2015:

Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Warrants	Intrinsic
	Warrants	Price	Life	Exercisable	Value
Outstanding and exercisable at December 31, 2014	25,000,000	$0.01	1.00	25,000,000	$490,688
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited or Cancelled	--	--	--	--	--
Outstanding and exercisable at September 30, 2015	25,000,000	0.006	0.25	25,000,000	$104,344

NOTE 7 – LITIGATION

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

NOTE 8 – SETTLEMENT OF AP LIABILITIES

During the nine months ended September 30, 2015, the Company wrote off $64,575 of accounts payable that had been incurred in a predecessor company. The Company had determined these accounts held by the creditors had passed the statutes of limitation. Prior to writing off the accounts payable, the Company requested and received an opinion of independent counsel determining the accounts had passed the statutes of limitation and the collection of the amount were not enforceable by any of the creditors.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in our filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

Unless indicated otherwise, or the context otherwise requires, references in this report to "NightCulture," the "Company," "we," "us" and "our" or similar terms are to NightCulture, Inc.

Overview

Our principal line of business is promoting and producing, and selling merchandise at, live concerts and festivals, primarily in the Electronic Dance Music (EDM) genre and, since May 2012, hosting entertainment events at our Stereo Live venue. Since 2009, we have promoted and/or produced in excess of 600 live concerts. To date, we have organized events principally in Houston, San Antonio, Austin, Oklahoma City and Dallas.

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

Results of Operations

Revenue

Revenues for the three and nine months ended September 30, 2015 was $1,157,413 and $4,623,232, respectively, compared to $1,396,015 and $4,316,517 for the same periods in 2014. The increase in revenues was attributable to an increase in the number of events produced during 2015, including the 2015 debut of our Something Wonderful festival.

Direct Costs

Direct costs were $877,636 and $3,304,415 for the three and nine months ended September 30, 2015 compared to $950,692 and $2,548,596 for the same periods in 2014. As a percentage of revenues, direct costs for the three and nine month period ended September 30, 2015 was 75.8% and 71.5% compared to 68.1% and 59% for the same periods in 2014. The change in direct cost as a percentage of sales was due to low margins from our Something Wonderful festival, which is typically of the early years of a festival.

General and Administrative Expenses

General and administrative expense for the three and nine months ended September 30, 2015 was $596,117 and $1,604,411 compared to $$596,664 and $1,918,346 for the same periods in 2014. The decrease in general and administrative expense for the nine months period was attributable to flexible staffing, decreased salaries for related parties, lower administration and other investments to support our planned growth initiatives and a one-time write-off during 2014. The principal general and administrative expenses for the nine months period were as follows:

	Nine Months Ended September 30,
	2015	2014
Consulting and salaries	$591,613	$867,123
Legal and accounting	60,988	73,504
Venue	856,318	655,032
Travel and entertainment	13,490	10,201
Write-off of indemnification asset	--	76,921
Office and other expenses	81,992	235,565
	$1,604,411	$1,918,346

Depreciation and Amortization

Depreciation and amortization expense incurred in the three and nine month period ended September 30, 2015 was $26,118 and $81,003 compared to $27,444 and $51,012 for the same periods in 2014. The increase in depreciation and amortization expense for the nine months was attributable to added assets purchased and leased during the third quarter of 2014 which were depreciated over a full nine months in 2015 verses 2014.

Other Income (Expense)

Other income (expense) consists principally of interest expense and gain/ (loss) on changes in the value of derivative liability associated with outstanding warrants and convertible debt. Other income totaled expense of $218,263 for the three month period and $691,132 for the nine months ended September 30, 2015 verses other expense of $43,520 for the three months and other expense of $133,035 for the nine months period in 2014. The change was mainly attributable to the change in fair value of derivative liabilities.

Net Income (Loss)

The Company incurred a net loss of $124,195 for the three month period and net income of $324,535 for the nine months period ended September 30, 2015 compared to net loss of $222,305 for the three months period and a net loss of $334,472 for the nine months periods in 2014. The fluctuation of derivative liability was the major contribution to the variations in the net income and net losses between periods.

Financial Condition

Cash, Cash Flows and Working Capital

At September 30, 2015, we had current assets of $448,008, current liabilities of $2,138,671 and a working capital deficit of $1,690,663 compared to current assets of $102,325 and current liabilities of $2,759,586 and a working capital deficit of $2,657,261 at December 31, 2014. Included in current liabilities and the working capital deficit for each period was our derivative liability which was $1,437,676 as of December 31, 2014 compared to $642,461 as of September 30, 2015, accounting for $795,215 of the decrease in current liabilities and working capital deficit. Also reflected in the decrease in current liabilities and working capital deficit are decreases in advances from related parties of $380,375, which amounts were converted to 34,041,059 shares of common stock. As a result of such conversion of debt to equity, total due to related parties decreased $224,709 which included a decrease of advances from related party from $47,060 as of December 31, 2014 to $16,666 as of September 30, 2015 along with a decrease in accrued salaries related parties from $375,000 as of December 31, 2014 to $180,685 as of September 30, 2015.

Net cash used in operations for the nine months ending September 30, 2015 was $46,664 compared to net cash provided of $124,552 for the same periods in 2014. The decrease in cash in operations was principally attributable to the increase in accounts payable and accrued expense, and gain in fair value of derivative liability.

Net cash used in investing activities for the period ending September 30, 2015 was $0 compared to $98,653 for the same period in 2014. The decrease was mainly due to the purchase of $20,000 intangible asset and $78,653 in fixed asset during the nine months ended September 30, 2014 while there were no investing activities for the same periods in 2015.

Net cash provided by financing activities during the nine months ended September 30, 2015 was $321,571 compared to net cash provided of $36,458 for the same periods in 2014. The financing activities included payments of related parties advances of $33,334, repayment of debt for $46,921, offset by advances from related party of $50,000 and notes payable of $351,826 during the nine months ended September 30, 2015 compared to repayment of a bank indebtedness of $15,010 and advances from related parties of $24,560 along with a working capital loan of $50,000 and repayment of loan payable of $23,092 for the same periods in 2014.

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

Debt

On August 31, 2015 the Company issued a note to an individual for $55,000 from which the Company received $50,000 in cash. The $5,000 difference between the debt principal amount and cash received is recorded as original issuance discount. The note matures on November 15, 2015. The Company amortized $2,308 of the $5,000 original issuance discount during the period ended September 30, 2015 and the remaining unamortized discount is $2,692 as of September 30, 2015.

On September 1, 2015 the Company issued a note payable for $301,826 which matures on September 1, 2015. The note bears an interest rate of 5% per annum and is secured by the fixtures and equipment of the Company and guaranteed by the principals of the Company. Effective October 1 2015, the Company will make 36 monthly payments of $9,055.91, which includes principal and interest is payable to the note holder. The Company must maintain a debt coverage ratio of 1:25 to 1 on a trailing four quarter basis. The debt coverage ratio is defined as the net income of the Company less any gains or losses of derivatives divided by the principal and interest payments made or to be made during the period being measured. When the note becomes in default, the interest rate will increase to the lesser of 18% per annum or the maximum rate permitted by law. As of September 30, 2015 the balance due on the note was $301,826, with $100,609 recorded as short term note payable and the balance of $201,217 recorded as long term note payable.

On September 12, 2012, the Company issued $500,000 of convertible debentures maturing on September 11, 2015. The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. The convertible debt is in default as of September 30, 2015. As of September 30, 2015 and December 31, 2014, the outstanding principal balance under this convertible debt was $421,260 and $421,260, respectively. The embedded conversion option in these convertible debentures was accounted for as a derivative liability (see Note 3). As of September 30, 2015 and December 31, 2014, the unamortized discount on these convertible notes associated with the derivative liability was zero and $101,697, respectively. During the nine months ended September 30, 2015, amortization of the discount totaled $101,697.

On July 2, 2014, Stereo Live, a subsidiary of the Company, entered into credit line facility and three equipment leases. The terms of the credit facilities and leases are as follows:

1.

A $50,000 loan that is paid back to the lender at the rate of $273.81 per business day for 252 days for total payment of $69,000.12 including the $50,000 in principal and $19,000.12 in total interest. As of September 30, 2015 the balance of the note was $3,826;

2.

An equipment lease of $32,799.75 payable over 48 months at $1,024.47 per month for total payment of $49,174.56 including the principal amount of $32,799.75 and interest of $16,374.81. As of September 30, 2015, the balance of the note was $24,764;

3.

An equipment lease of $58,942 payable over 48 months at $1,780.05 per month for total payment of $85,442.40 including the principal amount of $58,942 and interest of $26,500.40. As of September 30, 2015, the balance of the note was $42,625; and

4.

An equipment lease of $32,250 payable over 44 months at $1,092.23 per month for total payments of $48,058.12 including the principal amount of $32,250 and interest of $15,808.12. As of September 30, 2015, the balance of the note was $18,444.

The Company had accounted for the above transaction under ASC 640 - 30 "Capital Leases". The Company has made payment of $46,921 toward the principal balance during the nine months ended September 30, 2015. As of September 30, 2015 the balance due on the leases was $89,659, with $35,557 recorded as short term debt and the balance of $54,102 recorded as long term debt.

The note and the leases are personally guaranteed by principals of the Company.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2015.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

ITEM 1A: RISK FACTORS

There have been no material changes to NightCulture' risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2014.

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

______________

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

NIGHTCULTURE, INC.

Dated: November 23, 2015	By:	/s/ Michael Long
Michael Long
Chief Executive Officer
(Acting Principal Financial and Accounting Officer and Duly Authorized Officer)

