Form 10-K
period 2015-12-31
NightCulture, Inc.
filed 2016-04-13
CIK 1114208

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer"and"smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates or, 22,954,281 shares, of the registrant as of June 30, 2015 was approximately $281,066 based upon the closing price of $0.0095 per share reported for such date on the Over-the-Counter Bulletin Board maintained by FINRA. Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of April 13, 2016 was 99,999,990.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our results, our intentions and strategies regarding future operations and transactions, our beliefs regarding the future success of our business, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our ability to expand into new geographic markets and music genres, our ability to acquire other operators and venues, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. See "Item 1A. Risk Factors" for a discussion of certain risks. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms "we," "us," "the Company," and "NightCulture" refer to NightCulture, Inc., a Nevada corporation, and its subsidiaries.

PART I

Item 1. Business

General

NightCulture Inc. "Concerts that Change Your Life" produces Electronic Dance Music (EDM) festivals and concerts in 4 markets – Houston, Austin, San Antonio and Dallas, Texas – with world renowned DJs and artists and produces annual branded music festivals – "Something Wicked," a Halloween themed festival in Houston, Texas that drew 40,000+ fans in 2014, and "Something Wonderful," a spring themed festival in Dallas/Ft. Worth, Texas. NightCulture has two subsidiaries Stereo Live LLC and Stereo Live Dallas LLC that operate two branded concert venues under the name "Stereo Live" in Houston and Dallas, TX.

We are headquartered at 6400 Richmond Avenue, Houston, Texas 77057. Our telephone number is (832) 535-9070.

Our Strategy

Our strategy is to capitalize on the global rise of Electronic Dance Music which is a $6.9 billion a year industry per a report issued at the International Music Summit in Ibiza, Spain Wednesday, May 22, 2015.

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

Capitalize on Venue Operations and expand our Stereo Live Branded Venue to New Markets. We believe that we are operationally ready to expand our branded venue, Stereo Live, into new markets. We currently have promotional operations in San Antonio, Austin, and Dallas, Texas and are currently looking to expand our venue operations to those markets if the right opportunity presents itself. We are currently in the process of opening our second branded Stereo Live venue in Dallas, TX.

Capitalize on Festival Brands. We believe the festival brands that we have invested in since 2012 are gaining significant traction. Something Wicked and Something Wonderful look to become premiere Electronic Music events in our region of the United States. We feel our festival properties have been extremely well received with our customers and are in the early stages of their life cycles. Unfortunately in 2015, we experienced weather events that resulted in cancellation of both our festivals. We are not sure how this will impact our brands in 2016 and going forward.

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

Opportunistically Acquire Promoters, Venues and Operators in Existing and New Markets. Acquisition of smaller operators' businesses is expected to be a component of our growth beyond the Texas markets. Large event promotion is generally controlled by major, national, and international promoters while smaller events are often promoted by small local promoters and hosted by small venue operators. We believe there is an opportunity to consolidate smaller operators in existing and other markets through opportunistic acquisitions. Because smaller promoters and venue operators often lack sufficient volume of events to operate profitably, we believe that many of those smaller operators would entertain the sale of their businesses for cash or stock as a means of achieving economies of scale and access to a larger pool of artists and event opportunities. We plan to selectively pursue the acquisition of smaller promoters, venue operators and other companies as a means of entering new markets and achieving greater economies of scale. We plan to acquire and operate, through lease or purchase, music venues in selected markets, initially targeting San Antonio, Austin and Dallas.

With the ongoing implementation of the above strategies, we are targeting growth in events promoted from 230 events in 2014; 267 events in 2015; to 285+ projected for 2016; and continued growth thereafter.

Our Industry

Electronic Dance Music (EDM) is a $6.9 billion a year industry per a report issued at the International Music Summit in Ibiza, Spain Wednesday, May 22, 2015. The DJ is the new rock star. Electronic Dance Music is the millennial generation's choice of music but has been around for decades. EDM DJs, artists, and musicians tour around the country to play their music for concerts and festivals. According to Forbes, the highest paid DJ in 2015, Calvin Harris, made $66 million. With the emergence of online music pirating and streaming, musicians no longer make the majority of their living selling music and now have to tour 200-300 days per year.

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

Ticketing services include the sale of tickets primarily through online channels but also through phone, outlet and box office channels. Ticketing companies will contract with venues and/or promoters to sell tickets to events over a period of time at prices provided to them by the venue and/or promoter in charge of the event. The ticketing company generally gets paid a fixed fee per ticket sold or a percentage of the total ticket service charges. Venues will often also sell tickets through a local box office at the venue using the ticketing company's technology; on these box office tickets, the ticketing company will generally not earn a fee. The ticketing company receives the cash for the ticket sales and related service charges at the time the ticket is sold and periodically remits these receipts to the venue and/or promoter after deducting their fee.

Our Business

NightCulture Inc. "Concerts that Change Your Life" produces (i) Electronic Dance Music (EDM) concerts – 267 shows and festivals in 2015 currently in four markets – Houston, Austin, San Antonio and Dallas, Texas – with world renowned DJs and artists; and (ii) branded annual music festivals – "Something Wicked," a Halloween themed festival in Houston, Texas that drew 40,000+ fans in 2014 and "Something Wonderful," a spring themed festival in Dallas, Texas in its second year. Our subsidiaries operate two branded concert venues under the name "Stereo Live" in Houston and Dallas, Texas.

Although we promote events featuring musical talent from various music genres, we have a grass-roots cultural knowledge of the EDM genre and the EDM community and our present focus is on the promotion and production of concerts or shows with world-class EDM artists and performers. Our knowledge of the EDM genre allows us to tailor events to the different characteristics of each of the major sub-genres of EDM such as House, Electro, Trance, Trap, Dubstep, Big Room, Deep House, & Techno.

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

Top artist shows that we produced in recent years include: Diplo, Hardwell, Jauz, Marshmello, The Chainsmokers, Tiesto, Calvin Harris, Kaskade, Martin Garrix, Eric Prydz, Above & Beyond, Flosstradamus, Dillon Francis, Benny Benassi, Gareth Emery, ATB, Carnage, Yellow Claw, Deorro, Dada Life, Steve Aoki, Dash Berlin, Liquid Todd, Arnej, plus many more.

EDM artists and agents are selective in the promoters they book through seeking to assure successful shows, which typically strengthens an artist's position in the EDM market place while solidifying the agent's position with the artist as their primary booking agent. We believe we have a favorable reputation within the EDM artist and agent community, developed from our track record of producing successful EDM events. Because we are able to book top EDM talent, we have the opportunity to put on bigger productions (with larger budgets) and secure the best venues. These bigger productions provide us with more significant revenue producing opportunities – be it advertising, sponsorship opportunities, merchandising for the show, tickets sales and the like.

In addition to our EDM concerts, totaling 267 in 2015 up from 230 in 2014, we produce currently produce two annual music festivals ranging from one full day to multi-day events. On larger events, we often partner with larger major production companies such as SFX Entertainment and its subsidiaries, Disco Donnie Presents and Life in Color.

With the highest populated age being 22 years old in 2014 according to the Census and our target demographic being 18-34 year olds, we believe EDM is in the early stages of its life cycle. We also believe that the concert venue business is on the rise as artists, musicians, and DJs now tour 200-300 days per year to offset declining music sales revenues due to the emergence of online piracy and streaming. Record labels were not ready for this shift and ultimately there has been a shortage of venues to accommodate the increase in tours.

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

Markets

We presently operate in the Houston, Dallas/Ft. Worth, Austin, and San Antonio, TX markets. Expansion into additional markets is expected to entail either negotiation of arrangements with venue operators or acquisition of, or partnering with, small local promoters with established operations in a target market. By adding new markets within a region, we expect to create the possibility for artists and agents to create tours in those markets, while at the same time unifying our customers across a broader region. We have developed and identified prospective markets where we can develop business, which include El Paso and McAllen, Texas, and New Orleans, Louisiana. We believe we could develop business in these markets in the coming years if we are able to raise adequate capital. We could also acquire venues to enable further revenue growth in our current markets. The ability to acquire new markets and open new venues will enable us to grow our business.

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

Marketing

We use many mediums to get the word out to our customers, including email, text messaging, social media, Facebook, Twitter, Instagram, Snapchat, flier distribution, poster placement, word-of-mouth, video, YouTube, telephone and direct mail.

Email marketing, social media, and text messaging are our top three mediums of advertising. These channels are used on constant basis and are the focus of most of our advertising budget. These methods have proven to be the most cost effective way to reach our target audience. We collect email addresses through ticket sales as well as attendee "sign ups" at the shows we produce. Most patrons are happy to receive information from our company since we supply the musical talent and environment that they are most likely to attend in their free time.

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

Ticket pricing is a critical element of a successful concert promotion. Accurately predicting a show's interest, capacity of venue, artist cost, and total show cost all factor into pricing tickets. We seek to maximize ticket revenue while selling enough tickets to have a successful show where the artist is satisfied with the attendance, the customers have a positive experience and we produce a satisfactory profit.

We work to keep events accessible to EDM fans with our variable price structure. This strategy includes "early bird" discounts with ticket prices increasing as sales increase and the date of the event approaches. VIP tickets grant a higher quality experience. Our ticketing strategy is intended to ensure that each event has at least 80% capacity and incentivizes customers to buy early. Once tickets are purchased, customers become a marketing vehicle through word of mouth as they encourage their friends to join them at the event.

Venues

Since 2012 we have operated a branded concert and events venue, Stereo Live Houston. This has given us a unique ability to better control the end product for the consumer, as well as increasing revenues. In 2016, we are expanding our venue operations into Dallas, TX with Stereo Live Dallas. With adequate funding we hope to acquire additional venues in other geographic markets.

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

Our main competitors in the live music industry include SFX Entertainment, Live Nation, AEG, Warehouse Live, Insomniac, Scoremore, Free Press Summer Fest, Afterdark, Ultra Music Festival, House of Blues, C3 Concerts, Real Music Events, Lizard Lounge, Bomb Factory in addition to numerous smaller regional companies that operate in our markets. Our competitors compete with us in all cities and locations for the following: tickets sales, artist bookings, electronic music and concert attendees, venues, sponsorships, and production equipment. Many of our competitors are larger companies with significant operations, outstanding customer service, higher profile in the industry and greater access to capital than we have. However, we have expertise in the EDM genre and we work with the leading EDM artists in the world, which helps us to be competitive in this music segment.

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

We own 6 websites that are hosted by a third party. The URLs for these sites are NightCulture.com, StereoLiveHouston.com, StereoLiveDallas.com, SomethingWicked.com, SomethingWonderful.com, FullAccessDallas.net. We also have a Twitter page and a Facebook, and our copyrightable material posted on such sites are subject to non-exclusive, royalty free licenses granted to the third parties hosting such sites.

Employees

As of December 31, 2015, we had 6 full time and 30 part time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are positive. From time to time, we utilize the services of independent contractors to perform various services.

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

Item 1A Risk Factors

Not applicable.

Item 1B Unresolved Staff Comments

Not applicable

Item 2 Properties

Our executive offices are located at 6400 Richmond Avenue, Houston, Texas and consist of 150 square feet of office space within a performance venue we lease that is operated by our wholly owned subsidiary.

Item 3 Legal Proceedings

On October 21, 2015 a civil case # 2015-56915 was entered in the District Court in Harris County, Texas against Stereo Live. The complaint claims an individual served liquor by the staff of Stereo Live was involved in accident causing damages to the plaintiff who is seeking damages between $200,000 and $1,000,000. At the date of the incident, Stereo Live had enforce an insurance policy coving this incident with aggregate coverage of $2,000,000 and individual coverage up to $1,000,000 for such occurrence. The insurance company is defending the suit under the terms of the policy so the Company has not incurred or accrued any liability as it believes it is fully covered under the insurance policy. On January 29, 2016 the case was settled with no cost to the Company.

Item 4 Mine Safety Disclosure

Not applicable.

PART II

Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity

Our common stock has been listed on the Over-the-Counter Bulletin Board ("OTCBB") maintained by the Financial Industry Regulatory Authority under the Symbol "NGHT.OB," since January 18, 2013. Prior to that time, there was no public market for our common stock. The table below lists the high and low closing prices per share of our common stock since our stock was first traded, as quoted on the OTCBB.

Fiscal 2015	Low	High
First Quarter	0.019	0.0329
Second Quarter	0.0073	0.0239
Third Quarter	0.0129	0.007
Fourth Quarter	0.01	0.0035

Fiscal 2014
First Quarter	0.035	0.07
Second Quarter	0.0397	0.119
Third Quarter	0.0367	0.052
Fourth Quarter	0.023	0.47

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

As of April 6, 2016, the closing price of our common stock was $0.01.

Holders

As of April 6, 2016, there were approximately 49 stockholders of record of our common stock.

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

Item 6 Selected Financial Data

Not applicable.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

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

Inventory

Inventory consists of beverages that are sold at venues and is stated at the lower of cost or market

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company's common stock for common share issuances.

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

The Company evaluates its property, equipment and intangible assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. If an impairment indicator exists, the Company compares the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

Goodwill and other indefinite intangibles

Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment at least annually or more frequently if an event or circumstance indicates that impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. An income approach is utilized to estimate the fair value of each reporting unit. The income approach is based on the projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company evaluated goodwill for impairment as of December 31, 2014 and determined to fully impair the asset resulting in an impairment charge of $238,674 to operating expenses. There was no goodwill impairment recognized in 2015.

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

Recent Developments

Operations and results during 2015 reflected the following developments

•	Number of shows and festivals produced and promoted from 230 in 2014 to 267 in 2015 for a 16.09% increase

•	Purchase of LED and lighting equipment for a total of $301,826

•	Stereo Live revenue grew 7.47% to $2,301,568 in 2015 from in $2,141,661 in 2014

•	Stereo Live net profit of $53,807 in 2015 compared to a net loss in 2014 of ($69,556)

•	Cancellation of Something Wonderful and Something Wicked festivals due to extreme weather conditions, both festivals will resume in 2016

•	Total revenue in 2015 of $5,826,746 does not include any booked revenue from our Something Wicked festival due to the cancellation but does include a $1,561,365 loss from festival expenses

•	Discontinued the Beach Blanket Bingo festival

•	Salary to our CEO and Director totaling $190,500, out of which was $144,000 was accrued but not paid

•	Non-cash charges totaling $106,745 associated with depreciation, amortization and write-down of equipment

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Our revenues decreased by 10.4% from $6,501,353 in 2014 to $5,826,746 in 2015. The decrease in revenues was attributable to cancellation of Something Wonderful and Something Wicked festivals due to extreme weather conditions.

Direct Costs

Direct costs increased by 21.9% from $4,438,736 in 2014 to $5,410,425 in 2015. Direct costs reflect our cost of promotion and production of events.

The increase in direct costs was attributable to the increase in events promoted of which costs were incurred but the festival was cancelled due to severe weather.

General and Administrative Expenses and Other

General and administrative expense decreased by 11.7% from $2,508,911 in 2014 to $2,215,873 in 2015. The decrease in general and administrative expense was attributable to decrease in number of employees and the capital leasing and purchase of equipment that had been rented for venues in prior years.

Depreciation and Amortization

Depreciation and amortization expense increased by 36.1% from $78,456 in 2014 to $106,745 in 2015. The increase in depreciation and amortization expense was attributable to additional investments in equipment for the Stereo Live venue.

Other Income (Expense)

Other income in 2014 was $90,113 in 2014 compared to other income of $240,537 in 2015. Contributing to the difference between the years is a gain on fair value of derivative liability of $135,098 in 2014 compared to a gain on fair value of derivative liability of $432,247 in 2015, a gain on debt forgiveness of $190,000 in 2014 compared to zero in 2015 offset by interest expense of $234,395 in 2014 compared to interest expense of $191,710 in 2015.

Financial Condition

Cash, Cash Flows and Working Capital

We had a cash balance of $13,865 and a working capital deficit of $4,165,103 at December 31, 2015 as compared to a net cash balance of $64,293 and a working capital deficit of $2,657,261 at December 31, 2014. The decrease in working capital is primarily attributable to higher accounts payable due to festival cancellation in 2015 verses 2014.

Operations provided $68,117 of cash during 2014 as compared to $43,466 provided during 2015. The change in operating cash flows during 2015 was principally attributable to increased loss and accounts payable in 2015 over 2014.

Investing activities used $78,653 of cash during 2014 as compared to cash used in investing activities of $301,826 during 2015. The cash used in investing activities during 2015 was attributable the acquisition of equipment used in the Stereo Live venue.

Financing activities provided cash flows of $22,138 during 2014 as compared to $207,932 during 2015. Cash flows provided by financing activities during the 2015 period related to debt financing of $351,826 and advances of $50,000 from related parties offset by note repayments of $87,493, repayments of lease obligations of $57,591 and repayment of advances related party of $48,810. Cash provided by financing activities in 2014 is attributed to borrowings on debt $50,000, advances by related party of $24,560 offset by repayments of lease obligations of $37,412 and reduction of bank indebtedness of $15,010.

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

Capital Expenditures

During the period ended December 31, 2015 we had $301,826 in capital expenditures for equipment.

Debt and Capital Leases

Notes Payable

On May 28, 2014 the Company issued 3,000,000 shares of common stock to retire a note of $300,000. The shares were valued at market price on the respective date of issuance and the fair value of the shares was determined to be $150,000. The Company recorded a $150,000 gain on debt settlement for the year ended December 31, 2014. As part this agreement the Company paid $10 to the note holder for the forgiveness of a $40,000 note and the company recorded a $40,000 gain on debt forgiveness

On August 31, 2015 the Company issued a note to an individual for $55,000 from which the Company received $50,000 in cash. The $5,000 difference between the debt principal amount and cash received is recorded as original issuance discount. The note matures on November 15, 2015. The Company amortized the $5,000 original issuance discount during the year ended December 31, 2015. As of December 31, 2015 the note was paid in full.

On September 1, 2015 the Company issued a note payable for $301,826 which matures on September 1, 2018. The note bears an interest rate of 5% per annum and is secured by the fixtures and equipment of the Company and guaranteed by the principals of the Company. Effective October 1 2015, the Company will make 36 monthly payments of $9,055.91, which includes principal and interest is payable to the note holder. The Company must maintain a debt coverage ratio of 1:25 to 1 on a trailing four quarter basis. The debt coverage ratio is defined as the net income of the Company less any gains or losses of derivatives divided by the principal and interest payments made or to be made during the period being measured. As of December 31, 2015, the Company is not in compliance with the debt coverage ratio requirement. When the note becomes in default, the interest rate will increase to the lesser of 18% per annum or the maximum rate permitted by law. During the year ended December 31, 2015, the Company made $36,224 payment under the note payment, including $32,493 principal and $3,731 interest. As of December 31, 2015 the balance due on the note was $269,333, which was presented as short term notes payable on the face of balance sheets due to the Company is not in compliance with debt covenant.

Convertible Debenture

On September 12, 2012 the Company issued $500,000 of convertible debentures maturing on September 11, 2015. The Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20-day trading price ending prior to the date of conversion into the Company common stock.

As discussed in note 4, the Company determined that the embedded conversion options in these notes qualify for liability classification and must be recorded at fair value. The fair value of the conversion options resulted in a full discount to the note of $500,000. On January 28, 2014, the Company issued 3,086,029 shares of common stock in exchange for the conversion of $78,740 of convertible debt that was originally issued in 2012 (see Note 9). During the year ended December 31, 2014, $181,409 of the discount was amortized to interest expense. As of December 31, 2014, the balance due on the note was $319,563 net of unamortized discount of $101,697.

On December 28, 2015, the Company entered into a debenture amendment and extension agreement with the convertible debt holder, pursuant to which the maturity date was extended to December 31, 2016 and the $110,127 accrued interest as of that date was added to principal balance.

The Company evaluated the modification of the term of the note under generally accepted accounting principles for troubled debt restructurings by debtors and for debt modifications and extinguishments. The Company determined that the transaction should not be accounted for as an extinguishment, and no gain or loss should be recognized as the convertible debt is considered to be derivative under ASC 815-15.

During the year ended December 31, 2015, $101,697 of the discount was amortized to interest expense. As of December 31, 2015, the balance due on the note was $531,287 net of unamortized discount of $0.

Lease Obligation

On July 2, 2014 Stereo Live a subsidiary of the Company entered into credit line facility and three equipment leases. The terms of the credit facilities and leases are as follows:

•	A $50,000 loan that is paid back to the lender at the rate of $273.81 per business day for 252 days for total payment of $69,000.12 including the $50,000 in principal and $19,000.12 in total interest;

•	An equipment lease of $32,799.75 payable over 48 months at $1,024.47 per month for total payment of $49,174.56 including the principal amount of $32,799.75 and interest of $16,374.81;

•	An equipment lease of $58,942 payable over 48 months at $1,780.05 per month for total payment of $85,442.40 including the principal amount of $58,942 and interest of $26,500.40;

•	An equipment lease of $32,250 payable over 44 months at $1,092.23 per month for total payments of $48,058.12 including the principal amount of $32,250 and interest of $15,808.12.

The Company has accounted for the above transaction under ASC 640 - 30 "Capital Leases". During the year ended December 31, 2014, $50,000 was recorded as advances from working capital loan and $123,992 was recorded as purchase of fixed assets through loans. Also the Company has made payment of $37,412 toward the principal balance during the year ended December 31, 2014. As of December 31, 2014, the balance due on the leases was $136,580 with $61,946 is recorded as short term debt and the remaining balance of $74,634 is recorded as long term debt.

During the year ended December 31, 2014, the Company has made payment of $57,591toward the principal balance. As of December 31, 2015, the balance due on the leases was $78,989 with $31,731 is recorded as short term debt and the remaining balance of $47,258 is recorded as long term debt.

The note and the leases are personally guaranteed by principals of the Company.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2015.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8 Financial Statements and Supplementary Data

Our financial statements are audited and appear immediately after the signature page of this report. See "Index to Financial Statements" on page F-1 of this report.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles ("GAAP"). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2015, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

Based on the evaluation performed, management concluded that our internal control over financial reporting was not effective as of December 31, 2015. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review, also arising from our chief executive officer's lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

Not applicable

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the names, ages and offices of our present executive officer and director. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

Name	Age	Position

Michael Long	35	Chief Executive Officer, President and Director

Surain Adyanthaya	51	Director

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

Compliance with Section 16(a) of Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any person holding more than ten percent of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to disclose any failure to file by these dates during fiscal year 2015. To our knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2015. In making these disclosures, we relied solely on copies of reports filed with the SEC.

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

Item 11 Executive Compensation

Named Executive Officers

The following table sets forth in summary form the compensation earned during 2015 and 2014 by our named executive officers:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Long, CEO(2)	2015	100,500	—	—	—	—	—	—	100,500
	2014	120,000	—	—	—	—	—	—	120,000
	2013	120,000	—	—	—	—	—	—	120,000

Surain Adyanthaya (3)	2015	90,000	—	—	—	—	—	—	90,000
	2014	120,000	—	—	—	—	—	—	120,000
	2013	120,000	—	—	—	—	—	—	120,000

________________

(1)	Includes compensation paid by our subsidiary, NightCulture, Inc.

(2)	Mr. Long received $48,000 in cash in 2014 and $51,500 in cash in 2015and the balance of salary indicated has been accrued.

(3)	Mr. Adyanthaya received $0 in cash in 2014 and $10,000 cash in 2015 and the balance of salary indicated has been accrued.

Employment Agreement, Severance Pay and Change in Control Payments

We do not presently have employment agreements with any of our employees and do not maintain any arrangements for the payment of severance or other compensation in the event of or in connection with resignation, retirement or other termination of services or a change in control. Our President and CEO provide services on an "as needed" basis and devote a portion of his time to other ventures.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 15, 2016 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock held by (i) each person known to be the owner of more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class
Michael Long (2)(3)(4)	36,427,403	36.43%
Surain Adyanthaya (2)(4)	40,613,656	40.62%
All directors and officers as a group (2 persons)	77,041,059	77.05%

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

(3)

Excludes shares beneficially held by Mountain Top, Inc., including (i) 3,086,029 shares of common stock; (ii) an indeterminate number of shares issuable upon exercise of 25,000,000 warrants; and (iii) an indeterminate number of shares issuable upon conversion of Convertible Debentures in the principal amount of $421, 260 as of December 31, 2015. Mountain Top, Inc is owned by a party related to Mr. Long

(4)

During the Year ended December 31, 2015 Mr. Long converted $159,000 in accrued compensation and $24,559 in advances into 16,427,403 shares of common stock and Mr. Adyanthaya converted $22,500 in advances and $174,315 in accrued compensation into 17,613,656 shares of common stock.

Item 13 Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2015 and 2014, there were total advances owed to related parties of $1,190 and $47,060 respectively and accrued salary of $170,685 and $375,000, respectively.

During the years ended December 31, 2015 and 2014, advance from related parties were $50,000 and $24,560, respectively. During the year ended December 31, 2015, the Company also made $48,810 repayments towards the advances.

On May 27, 2015 an officer and director of the Company converted $159,000 in accrued compensation and $24,560 in advances into 16,427,403 shares of common stock and a director of the Company converted $22,500 in advances and $174,315 in accrued compensation into 17,613,656 shares of commonstock.

Item 14 Principal Accountant Fees and Services

The following table presents fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the years ended December 31, 2015 and 2014 and fees billed for other services rendered by that firm during those periods.

	2015	2014
Audit fees (1)	$38,500	$37,500
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--
Total	$38,500	$37,500

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial statements. See "Index to Financial Statements" on page 25 of this report.

2.	Exhibits

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date Filed	Number
21.1	List of subsidiaries	10-K	3/30/12	21.1
31.1	Section 302 Certification of CEO				X
32.2	Section 302 Certification of CFO				X
32.1	Section 906 Certification of CEO				X
32.2	Section 906 Certification of CFO				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTCULTURE, INC.

Dated: April 13, 2016	By:	/s/ Michael Long
Michael Long
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Long	Chief Executive Officer, President and Director	April 13, 2016
Michael Long	(Principal Executive Officer and Principal Financial Officer)

/s/ Surain Adyanthaya	Director	April 13, 2016
Surain Adyanthaya

NIGHTCULTURE, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors

Nightculture, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Nightculture, Inc and its subsidiaries (collectively the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nightculture, Inc and its subsidiaries as of December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit and an accumulated deficit as of December 31, 2015. These conditions raise significant doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 13, 2016

NIGHTCULTURE, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

	2015	2014
ASSETS
Current assets:
Cash	$13,865	$64,293
Receivables	35,409	700
Inventory	2,640	37,332
Other current assets	3,258	--
Total current assets	55,172	102,325

Fixed assets, net of accumulated depreciation of $140,223 and $72,774, respectively	401,522	167,145
Intangible assets, net of accumulated amortization of $140,856 and $101,560, respectively	255,480	294,776
Total assets	$712,174	$564,246

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expense	$2,209,578	$429,278
Accrued interest	--	89,063
Deferred income	942	--
Accrued salary – related parties	170,685	375,000
Advances – related parties	1,190	47,060
Derivative liabilities	1,005,429	1,437,676
Notes payable	269,333	--
Short term lease obligation	31,731	61,946
Convertible debt, net of unamortized discounts of $0 and $101,697	531,387	319,563
Total current liabilities	4,220,275	2,759,586

Long term liabilities:
Long term lease obligation	47,258	74,634
Total liabilities	4,267,533	2,834,220

Stockholders' deficit:
Preferred stock, par value of $0.001; 10,000,000 shares authorized
0 issued and outstanding	--	--
Common stock; par value of $0.001; 500,000,000 shares authorized
99,999,990 and 65,958,931 issued and outstanding, respectively	100,000	65,959
Additional paid-in capital	6,024,573	5,678,239
Accumulated deficit	(9,679,932)	(8,014,172)
Total stockholders' deficit	(3,555,359)	(2,269,974)
Total liabilities and stockholders' deficit	$712,174	$564,246

The accompanying notes are an integral part of these consolidated financial statements

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2015	2014

Revenue	$5,826,746	$6,501,353
Direct costs	5,410,425	4,438,736
Gross profit	416,321	2,062,617

Operating expenses:
Depreciation and amortization	106,745	78,456
Impairment of goodwill	--	238,674
General and administrative expenses	2,215,873	2,508,911
Loss from operations	(1,906,297)	(763,424)

Other income (expense):
Gain on debt forgiveness	--	190,000
Interest expense	(191,710)	(234,395)
Gain on change in fair value of derivative liabilities	432,247	135,098
Other expense	--	(590)
Total other income	240,537	90,113

Net loss	$(1,665,760)	$(673,311)

Net loss per share: Basic	$(0.02)	$(0.01)
Net loss per share: Diluted	$(0.02)	$(0.01)

Weighted average shares of common stock outstanding:
Basic	86,290,303	64,425,649
Diluted	86,290,303	64,425,649

The accompanying notes are an integral part of these consolidated financial statements

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance at December 31, 2013	57,923,615	$57,923	$4,882,496	$(7,340,861)	$(2,400,443)

Stock issued for conversion of debt	3,086,029	3,086	75,654	--	78,740
Stock issued for cashless warrants	1,949,287	1,950	(1,950)	--	--
Stock issued for settlement of debt	3,000,000	3,000	147,000		150,000
Reclassification of derivative liability to equity	--	--	575,040	--	575,040

Net loss	--	--	--	(673,311)	(673,311)

Balance at December 31, 2014	65,958,931	65,959	5,678,239	(8,014,172)	(2,269,974)

Stock issued for settlement of related party advances and accrued salary	34,041,059	34,041	346,334	--	380,375

Net loss	--	--	--	(1,665,760)	(1,665,760)

Balance at December 31, 2015	99,999,990	$100,000	$6,024,573	$(9,679,932)	$(3,555,359)

The accompanying notes are an integral part of these consolidated financial statements

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2015	2014
Cash flow from operating activities
Net loss	$(1,665,760)	$(673,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	106,745	78,456
Impairment of asset - goodwill	--	238,674
Write-off of indemnification asset	--	76,921
Amortization of debt discounts	106,697	181,409
Gain on settlement of debt	--	(150,000)
Gain on debt forgiveness	--	(40,000)
Change in fair value of derivative liabilities	(432,247)	(135,098)
Increase (decrease) in liabilities:
Accounts receivable	(34,709)	55,436
Inventory	34,692	(21,826)
Other assets	(3,258)	12,938
Accounts payable and accrued expenses	1,801,364	256,076
Accrued salary – related party	129,000	192,000
Deferred income	942	(3,558)
Net cash provided by operating activities	43,466	68,117

Cash flow from investing activities:
Cash paid for property and equipment	(301,826)	(78,653)
Net cash used in investing activities	(301,826)	(78,653)

Cash flow from financing activities:
Bank indebtedness	--	(15,010)
Advances- related parties	50,000	24,560
Repayments of related party advances	(48,810)	--
Repayments of lease obligations	(57,591)	(37,412)
Proceeds on notes payable	351,826	50,000
Repayments of notes payable	(87,493)	--
Net cash provided by financing activities	207,932	22,138

Net increase(decrease) in cash	(50,428)	11,602
Cash - beginning of the period	64,293	52,691
Cash - end of the period	$13,865	$64,293

SUPPLEMENTAL DISCLOSURES:
Interest paid	$45,057	$31,694
Income tax paid	--	--

NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for settlement of related party advances and accrued salary	$380,375	$--
Accrued interest added to principal upon debt modification	110,127	--
Debt and interest converted into equity	--	78,740
Shares issued for cashless warrants	--	1,950
Reclassification of derivative liability to equity - convertible debt	--	142,242
Reclassification of derivative liability to equity - warrant exercise	--	432,798
Shares issued for settlement of debt	--	150,000
Purchase of fixed assets through loans	--	123,992

The accompanying notes are an integral part of these consolidated financial statements

NIGHTCULTURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

NightCulture, Inc. (the "Company") was originally incorporated as Texxon, Inc. on October 6, 1998, under the laws of the State of Oklahoma. From inception until 2006, the Company's primary focus was raising capital to exploit certain exclusive platinum processing licenses.

In May 2006, Texxon and the stockholders of TelePlus completed a share exchange whereby the Company acquired all of the outstanding capital stock of TelePlus from the TelePlus stockholders pursuant to which the stockholders of TelePlus became the majority stockholders of Texxon. In November 2006, Texxon reincorporated in the State of Nevada, changed its name to Continan Communications, Inc. and amended its articles of incorporation to increase its authorized shares of common stock and preferred stock. In December 2006, the Company executed a 1-for-20 reverse stock split. In April 2008, the Company sold all the assets of its operating division and the Company ceased all business operations and began seeking a business to acquire. In March 2009, the Company declared a 1-for-100 reverse stock split and changed its name to XXX Acquisition Corp.

On July 31, 2011, the Company completed a share exchange (the "Exchange") with NightCulture, Inc. ("NightCulture – Texas), a Texas corporation. Under terms of the Exchange the Company issued 5,000,000 shares of its common stock to the stockholders of NightCulture – Texas in exchange for all the outstanding shares of NightCulture – Texas. As a result of the Exchange, NightCulture – Texas became a wholly owned subsidiary of the Company, the sole officer of the Company resigned and was replaced by the sole officer of NightCulture – Texas, a director of NightCulture – Texas was appointed to the board of directors of the Company, the stockholders of NightCulture – Texas became the majority stockholders of the Company and the Company adopted the business plan of NightCulture – Texas. In August 2011, the Company changed its name from XXX Acquisition Corp. to NightCulture, Inc. and the Company affected an 8-for-1 forward stock split.

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

On May 21, 2012, the Company acquired from Michael Long and Surain Adyanthaya 100% ownership of Stereo Live, LLC, a Texas limited liability company ("Stereo Live"), in exchange for the issuance of one share of stock to each of Messrs. Long and Adyanthaya and the agreement of the Company to indemnify Messrs. Long and Adyanthaya against any obligations of Stereo Live that may have been guaranteed by those individuals. Stereo Live is the owner/operator of a live music venue located at 6400 Richmond Avenue, Houston, Texas. Messrs. Long and Adyanthaya are the principal stockholders of the Company and, at the time of the Company's acquisition of Stereo Live, Stereo Live was indebted to the Company in the amount of $151,500. Subsequent to the merger the indebted amount was treated as an intercompany account and eliminated in the consolidation of the companies. This transaction was accounted for as a combination of entities under common control under ASC 805-10-15. Accordingly, the historical financial statements have been adjusted retroactively assuming the transaction occurred on January 1, 2011.

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

Related Parties:

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company's common stock for common share issuances.

Basic and Diluted Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The basic and diluted income (loss) per share for years ended 2015 and 2014 was:

Year Ended December 31,	2015	2014
Net loss per share: Basic	$(0.02)	$(0.01)
Net loss per share: Diluted	$(0.02)	$(0.01)

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

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due the Company from rental of the venue and payment for services provided by the Company. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of date of the invoice. The Company provides for allowance for doubtful accounts which are amounts that the Company believes are not collectible through historic experience and the status of the accounts receivable. As of December 31, 2015 and 2014, the Company did not provide an allowance for doubtful accounts after reviewing their accounts receivable.

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

The Company evaluates its property, equipment and intangible assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. If an impairment indicator exists, the Company compares the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

Goodwill and other indefinite intangibles

Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment at least annually or more frequently if an event or circumstance indicates that impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. An income approach is utilized to estimate the fair value of each reporting unit. The income approach is based on the projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company evaluated goodwill for impairment as of December 31, 2014 and determined to fully impair the asset resulting in an impairment charge of $238,674 to operating expenses. There was no goodwill impairment recognized in 2015.

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

NOTE 3 – GOING CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has a working capital deficit of $4,165,103 as of December 31, 2015. As of December 31, 2015, the Company reported an accumulated deficit of $9,679,932. The Company's ability to generate continued positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as December 31, 2015 and 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities as of December 31, 2015	$-	$-	$1,005,429	$1,005,429
Derivative liabilities as of December 31, 2014	$-	$-	$1,437,676	$1,437,676

NOTE 5 – FIXED AND INTANGIBLE ASSETS

Fixed assets consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Computer and Equipment (4 year life)	520,560	218,734
Furniture and Fixture (4 year life)	5,185	5,185
Software	16,000	16,000
	541,745	239,919
Accumulated Depreciation	(140,223)	(72,774)
Net property and equipment	401,522	167,145

Depreciation expense for the years ended December 31, 2015 and 2014 was $67,449 and $39,160, respectively.

During the year ended December 31, 2015 and 2014, $301,826 and $78,653, respectively were paid for purchase of fixed assets.

Intangible assets consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Austin Market (10 year life)	27,475	27,475
Dallas Market (10 year life)	335,511	335,511
San Antonio Market (10 year life)	30,000	30,000
Other	3,350	3,350
Total Intangible Assets	396,336	396,336
Accumulated Amortization	(140,856)	(101,560)
Net Intangible Assets	255,480	294,776

Amortization expense for the years ended December 31, 2015 and 2014 was $39,296 and $39,296, respectively.

NOTE 6 – DERIVATIVE INSTRUMENTS

During 2011, the Company issued debt instruments that were convertible into common stock at price equal to 70% of the average closing price of the Company's common stock. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities.

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

During the year ended December 31, 2015, the gain on the change in fair value was of $432,247.

For the year ended December 31, 2015 the Company uses the Black Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 208%, risk free rates from 0.65% and an expected term equal to the remaining terms of the notes or warrants.

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2014 and 2015:

Ending balance as of December 31, 2013	$2,147,814

Reclassification of derivative liability to equity	(575,040)
Gain in fair value of derivative liability	(135,098)

Ending balance as of December 31, 2014	$1,437,676

Gain on fair value of derivative liability	(432,247)

Ending balance as of December 31, 2015	$1,005,429

NOTE 7 – NOTE PAYABLE

On May 28, 2014 the Company issued 3,000,000 shares of common stock to retire a note of $300,000. The shares were valued at market price on the respective date of issuance and the fair value of the shares was determined to be $150,000. The Company recorded a $150,000 gain on debt settlement for the year ended December 31, 2014. As part this agreement the Company paid $10 to the note holder for the forgiveness of a $40,000 note and the company recorded a $40,000 gain on debt forgiveness

On August 31, 2015 the Company issued a note to an individual for $55,000 from which the Company received $50,000 in cash. The $5,000 difference between the debt principal amount and cash received is recorded as original issuance discount. The note matures on November 15, 2015. The Company amortized the $5,000 original issuance discount during the year ended December 31, 2015. As of December 31, 2015 the note was paid in full.

On September 1, 2015 the Company issued a note payable for $301,826 which matures on September 1, 2018. The note bears an interest rate of 5% per annum and is secured by the fixtures and equipment of the Company and guaranteed by the principals of the Company. Effective October 1 2015, the Company will make 36 monthly payments of $9,055.91, which includes principal and interest is payable to the note holder. The Company must maintain a debt coverage ratio of 1:25 to 1 on a trailing four quarter basis. The debt coverage ratio is defined as the net income of the Company less any gains or losses of derivatives divided by the principal and interest payments made or to be made during the period being measured. As of December 31, 2015, the Company is not in compliance with the debt coverage ratio requirement. When the note becomes in default, the interest rate will increase to the lesser of 18% per annum or the maximum rate permitted by law. During the year ended December 31, 2015, the Company made $36,224 payment under the note payment, including $32,493 principal and $3,731 interest. As of December 31, 2015 the balance due on the note was $269,333, which was presented as short term notes payable on the face of balance sheets due to the Company is not in compliance with debt covenant.

Lease Obligation

On July 2, 2014 Stereo Live a subsidiary of the Company entered into credit line facility and three equipment leases. The terms of the credit facilities and leases are as follows:

•	A $50,000 loan that is paid back to the lender at the rate of $273.81 per business day for 252 days for total payment of $69,000.12 including the $50,000 in principal and $19,000.12 in total interest;

•	An equipment lease of $32,799.75 payable over 48 months at $1,024.47 per month for total payment of $49,174.56 including the principal amount of $32,799.75 and interest of $16,374.81;

•	An equipment lease of $58,942 payable over 48 months at $1,780.05 per month for total payment of $85,442.40 including the principal amount of $58,942 and interest of $26,500.40;

•	An equipment lease of $32,250 payable over 44 months at $1,092.23 per month for total payments of $48,058.12 including the principal amount of $32,250 and interest of $15,808.12.

The Company has accounted for the above transaction under ASC 640 - 30 "Capital Leases". During the year ended December 31, 2014, $50,000 was recorded as advances from working capital loan and $123,992 was recorded as purchase of fixed assets through loans. Also the Company has made payment of $37,412 toward the principal balance during the year ended December 31, 2014. As of December 31, 2014, the balance due on the leases was $136,580 with $61,946 is recorded as short term debt and the remaining balance of $74,634 is recorded as long term debt.

During the year ended December 31, 2015, the Company has made payments of $57,591 toward the principal balance. As of December 31, 2015, the balance due on the leases was $78,989 with $31,731 is recorded as short term debt and the remaining balance of $47,258 is recorded as long term debt.

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

As discussed in note 4, the Company determined that the embedded conversion options in these notes qualify for liability classification and must be recorded at fair value. The fair value of the conversion options resulted in a full discount to the note of $500,000. On January 28, 2014, the Company issued 3,086,029 shares of common stock in exchange for the conversion of $78,740 of convertible debt that was originally issued in 2012 (see Note 9). During the year ended December 31, 2014, $181,409 of the discount was amortized to interest expense. As of December 31, 2014, the balance due on the note was $319,563 net of unamortized discount of $101,697.

On December 28, 2015, the Company entered into a debenture amendment and extension agreement with the convertible debt holder, pursuant to which the maturity date was extended to December 31, 2016 and the $110,127 accrued interest as of that date was added to principal balance.

The Company evaluated the modification of the term of the note under generally accepted accounting principles for troubled debt restructurings by debtors and for debt modifications and extinguishments. The Company determined that the transaction should not be accounted for as an extinguishment, and no gain or loss should be recognized as the convertible debt is considered to be derivative under ASC 815-15.

During the year ended December 31, 2015, $101,697 of the discount was amortized to interest expense. As of December 31, 2015, the balance due on the note was $531,287 net of unamortized discount of $0.

NOTE 9 – COMMON STOCK

On January 15, 2014 the Company issued 1,949,287 shares of common stock in exchange for 9,401,120 warrants, which were issued in 2011. The conversion of the warrants was a cashless conversion

On January 28, 2014, the Company issued 3,086,029 shares of common stock in exchange for a value of $78,740 of convertible debt that was issued in 2012.

On May 28, 2014 the Company issued 3,000,000 shares of common stock in exchange for the cancellation of a $300,000 note (see Note 7).

On May 27, 2015 an officer and director of the Company converted $159,000 in accrued compensation and $24,560 in advances into 16,427,403 shares of common stock and a director of the Company converted $22,500 in advances and $174,315 in accrued compensation into 17,613,656 shares of common stock.

On June 19, 2015 the Company amended its articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 500,000,000.

NOTE 10 – WARRANTS

In conjunction with the issuance of debentures described in Note 8, on September 12, 2012, the Company issued warrants entitling the holder to purchase up to 25,000,000 shares of the Company common stock at 50% of the average closing price of the 20-day period ending one day prior to exercising the Warrants. The warrant holder may exercise the warrants on or before December 31, 2015.

On January 15, 2014 the Company issued 1,949,287 shares of common stock in exchange for the cashless exercise of 9,401,120 warrants, which were originally issued in 2011.

On December 31, 2015, the maturity date of the warrants was extended to December 31, 2016.

The following table consists of the warrant activity for the years ended December 31, 2015 and 2014 including the number exercised and weighted price of their conversion to common stock:

Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at Year Ended December 31, 2013	34,401,120	0.02	1.73	34,401,120	560,723
Granted	--	--	--	--	--
Exercised	(9,401,120)	0.03	--	(9,401,120)	--
Forfeited or cancelled	--	--	--	---	--

Outstanding at Year Ended December 31, 2014	25,000,000	0.01	1.00	25,000,000	490,688
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited or cancelled	--	--	--	--	--

Outstanding as of Year Ended December 31, 2015	25,000,000	0.002	1.00	25,000,000	57,500

NOTE 11 – INCOME TAX

At December 31, 2015 and 2014, the Company had a federal net operating loss carry forward of approximately $3,367,300 and $1,388,842, respectively, which expires in varying amounts between 2032 and 2034.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2015	2014
Deferred tax assets:
Net operating loss carry forward	$3,367,300	$1,388,842
Total deferred tax assets	1,144,882	472,206
Less: Valuation Allowance	(1,144,882)	(472,206)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $1,144,882 and $472,206, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2015 and 2014, accordingly, recorded a full valuation allowance.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of December 31, 2015 and 2014, there were total advances owed to related parties of $1,190 and $47,060 respectively and accrued salary of $170,685 and $375,000, respectively.

During the years ended December 31, 2015 and 2014, advance from related parties were $50,000 and $24,560, respectively. During the year ended December 31, 2015, the Company also made $48,810 repayments towards the advances.

On May 27, 2015 an officer and director of the Company converted $159,000 in accrued compensation and $24,560 in advances into 16,427,403 shares of common stock and a director of the Company converted $22,500 in advances and $174,315 in accrued compensation into 17,613,656 shares of common stock.

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

During July 2013, a vendor contacted the Company claiming amounts owed of $127,413, which were accrued prior to the Company's purchase of Full Access. The Company has an ongoing relationship with this vendor and had gross receivables outstanding of $162,954 as of December 31, 2013. The Company paid the vendor on behalf of Full Access, resulting in a receivable of 35,541 from the vendor as of December 31, 2013.

On December 12, 2013 we received a default judgment in the District Court of Dallas Texas against a seller of the Dallas market (Full Access) to NightCulture for $135,103.68 plus legal fees of $7,000. The judgment is the result of a suit filed to collect liability not disclosed by the seller at the time of purchase of the Dallas market.

As of December 31, 2014 the Company elected to fully impair the goodwill of the Dallas market and took an impairment loss of $238,674due to the drop of revenue and cash flow for the year ended December 31, 2014 compared to the same period in 2013.

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

NOTE 16 – LITIGATION

On October 21, 2014 a civil case # 2014-56915 was entered in the District Court in Harris County, Texas against Stereo Live. The complaint claims an individual served liquor by the staff of Stereo Live was involved in accident causing damages to the plaintiff who is seeking damages between $200,000 and $1,000,000. At the date of the incident, Stereo Live had enforce an insurance policy coving this incident with aggregate coverage of $2,000,000 and individual coverage up to $1,000,000 for such occurrence. The insurance company is defending the suit under the terms of the policy so the Company has not incurred or accrued any liability as it believes it is fully covered under the insurance policy. On January 29, 2016 the case was settled with no cost to the Company.

NOTE 17 – SUBSEQUENT EVENTS

On March 1, 2016 a subsidiary of the Company (Stereo Live) sign a five year lease for a 14,000 square foot venue at 2711 Storey Dallas, TX. Under the terms of the lease the monthly cost including rent, taxes and insurance is approximately $14,600 per month. The lease is guaranteed by the officers and director for the first two years of the lease. The Company has a one year option to purchase the building.

On February 25, 2016 the Company's subsidiary, Stereo Live, opened a $200,000 Merchant loan with American Express. Under the terms of the loan Stereo Live paid an 8% loan fee and will repay the note at the rate of $18,000 per month for 12 months for a total repayments of $216,000.

