Form 10-Q
period 2016-03-31
NightCulture, Inc.
filed 2016-05-16
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer	☐	Non-accelerated Filer	☐
Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 16, 2016, the Registrant had 99,999,990 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENT

NIGHTCULTURE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$133,679	$13,865
Receivables	57,659	35,409
Inventory	6,000	2,640
Other current assets	4,408	3,258
Total current assets	201,746	55,172

Fixed assets, net of accumulated depreciation of $169,605 and $140,223, respectively	381,152	401,522
Intangible assets, net of accumulated amortization of $150,680 and $140,856, respectively	245,656	255,480

Total assets	$828,554	$712,174

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expense	$2,038,444	$2,209,578
Accrued Interest	6,650	--
Deferred income	942	942
Accrued salary - related parties	170,685	170,685
Advances - related parties	--	1,190
Derivative liabilities	981,330	1,005,429
Notes payable	426,826	269,333
Short term lease obligation	31,731	31,731
Convertible debt	531,387	531,387
Total current liabilities	4,187,995	4,220,275
Long term liabilities:
Long term lease obligation	40,414	47,258
Total liabilities	4,228,409	4,267,533

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding	--	--
Common stock, $0.001 par value; 500,000,000 shares authorized; 99,999,990 issued and outstanding	100,000	100,000
Additional paid-in capital	6,024,573	6,024,573
Accumulated deficit	(9,524,428)	(9,679,932)
Total stockholders' deficit	(3,399,855)	(3,555,359)

Total liabilities and stockholders' deficit	$828,554	$712,174

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue	$1,464,999	$1,170,084
Direct costs	778,779	686,331
Gross profit	686,220	483,753

Operating expenses:
Depreciation and amortization	39,206	27,444
General and administrative expenses	494,144	561,441
Total operating expenses	533,350	588,885

Income (loss) from operations	152,870	(105,132)

Other income (expense)
Interest expense	(21,465)	(53,680)
Gain on change in fair value of derivative liabilities	24,099	955,266
Total other income	2,634	901,586

Net income	$155,504	$796,454

Net (loss) income per share: Basic	$0.00	$0.01
Net (loss) income per share: Diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic	99,999,990	65,958,931
Diluted	384,032,647	103,120,033

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$155,504	$796,454
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	39,206	27,444
Amortization of debt discounts	--	33,993
Gain on change in fair value of derivative liabilities	(24,099)	(955,266)
Changes in operating assets and liabilities:
Accounts receivable	(22,250)	700
Inventory	(3,360)	14,178
Accrued salaries to related parties	--	48,000
Deferred revenue	--	26,021
Other current assets	(1,150)	--
Accounts payable and accrued expense	(164,484)	(60,934)
Net cash used in operating activities	(20,633)	(69,410)

Cash flows used in investing activities
Cash paid for fixed assets	(9,012)	--
Net cash used in investing activities	(9,012)	--

Cash flows from financing activities
Advances from related parties	--	50,000
Repayments of related party advances	(1,190)	(2,381)
Proceeds on notes payable	200,000	--
Repayments of notes payable	(42,507)	--
Repayments of lease obligation	(6,844)	(18,947)
Net cash flows provided by financing activities	149,459	28,672

Net increase (decrease) in cash	119,814	(40,738)
Cash – beginning of period	13,865	64,293
Cash – end of period	$133,679	$23,555

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$14,815	$14,421
Income taxes paid	--	--

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

On January 30, 2016 the Company formed a wholly owned subsidiary Stereo Live Dallas, LLC. The Company was formed for the purpose of leasing a venue in Dallas, TX. The subsidiary is consolidated into the financials of the parent NightCulture, Inc.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2015 as reported on Form 10-K, have been omitted.

Basic and Diluted Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the outstanding warrants for the three months ended March 31, 2016 and 2015 was 18,339,157 and 10,647,581 shares, respectively. The dilutive effect of the outstanding convertible for the three months ended March 31, 2016 and 2015 was 265,693,500 and 26,513,521 shares, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has negative working capital of $3,986,249 and an accumulated deficit of $9,524,428 as of March 31, 2016. The Company's ability to generate net income and positive cash flows is dependent on the ability to grow its operations as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Level 1 -

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

Level 3 -

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as March 31, 2016 and December 31, 2015:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of March 31, 2016	--	--	$981,330	$981,330
Derivative liabilities as of December 31, 2015	--	--	$1,005,429	$1,005,429

The below table represents the change in the fair value of the derivative liabilities during the nine months ended March 31, 2016:

Fair value of derivatives, December 31, 2015	$1,005,429
Change in fair value of derivative liability	(24,099)
Fair value of derivatives, March 31, 2016	$981,330

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015 the Company received a loan from a director of the Company of $50,000. The loan is payable over 42 weekly payments of $1,547.62 per week. The Company made payments of $1,190 towards the loan during the three months ended March 31, 2016. As of March 31, 2016 the loan was paid in full.

As of March 31, 2016 and December 31, 2015, the Company had accrued salaries owed to related parties of $170,685 and $170,685, respectively.

NOTE 5 – DEBT

Notes Payable

On September 1, 2015 the Company issued a note payable for $301,826 which matures on September 1, 2018. The note bears an interest rate of 5% per annum and is secured by the fixtures and equipment of the Company and guaranteed by the principals of the Company. Effective October 1 2015, the Company will make 36 monthly payments of $9,055.91, which includes principal and interest is payable to the note holder. The Company must maintain a debt coverage ratio of 1:25 to 1 on a trailing four quarter basis. The debt coverage ratio is defined as the net income of the Company less any gains or losses of derivatives divided by the principal and interest payments made or to be made during the period being measured. As of March 31, 2016, the Company is not in compliance with the debt coverage ratio requirement. When the note becomes in default, the interest rate will increase to the lesser of 18% per annum or the maximum rate permitted by law. During the three months ended March 31, 2016, the Company made $27,168 payment under the note, including $22,782 principal and $4,386 interest. As of March 31, 2016 the balance due on the note was $246,551, which was presented as short term notes payable on the face of balance sheets due to the Company's default on the debt coverage ratio.

On February 25, 2016 the Company's subsidiary, Stereo Live, opened a $200,000 Merchant loan with American Express. Under the terms of the loan Stereo Live paid an 8% loan fee and will repay the note at the rate of $18,000 per month for 12 months for total repayments of $216,000.The interest rate of the debt is 15% per year and the note is due by February, 24, 2017. During the three months ended March 31, 2016, the Company made $19,725 towards the principal. As of March 31, 2016 the outstanding balance due on the note was $180,275.

Convertible Debentures

On September 12, 2012 the Company issued $500,000 of convertible debentures maturing on September 11, 2015. The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. On December 28, 2015 the debenture was amended extending the maturity date to December 31, 2016. As of March 31, 2016 and December 31, 2015, the outstanding principal balance under this convertible debt was $531,287 and $531,287, respectively. See note 2 for derivative accounting.

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

The Company had accounted for the above transaction under ASC 640 - 30 "Capital Leases". The Company has made payment of $6,844 toward the principal balance during the three months ended March 31, 2016. As of March 31, 2016 the balance due on the leases was $72,145, with $31,731 recorded as short term lease obligations and the balance of $40,414 recorded as long term lease obligations.

The note and the leases are personally guaranteed by principals of the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On March 1, 2016 a subsidiary of the Company (Stereo Live) sign a five year lease for a 14,000 square foot venue at 2711 Storey Dallas, TX. Under the terms of the lease the monthly cost including rent, taxes and insurance is approximately $14,600 per month. The lease is guaranteed by the officers and director for the first two years of the lease. The Company has a one year option to purchase the building

NOTE 7 - WARRANTS

As of March 31, 2016, the Company had 25,000,000 warrants outstanding entitling the holder to purchase up to 25,000,000 shares of the Company common stock at 50% of the average closing price of the 20 day period ending one day prior to exercising the warrants. The warrant holder may exercise these warrants on or before December 31, 2016. See note 2 for derivative accounting.

The following table summarizes the warrant activity during the nine months ended March 31, 2016:

Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Warrants	Intrinsic
	Warrants	Price	Life	Exercisable	Value
Outstanding and exercisable at December 31, 2015	25,000,000	$0.002	1.00	25,000,000	$57,500
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited or Cancelled	--	--	--	--	--
Outstanding and exercisable at March 31, 2016	25,000,000	0.005	0.75	25,000,000	$125,000

NOTE 8 – LITIGATION

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

We produce two music festivals per year, Something Wicked, a Halloween themed music festival in Houston, TX with attendance over 40,000 in 2015 and Something Wonderful, a spring themed music festival in Dallas, TX with over 15,000 in attendance in 2016.

Our principal costs of generating revenues are direct costs associated with promotion and production of events, including, but not limited to, venue costs, advertising, ticketing agency costs and costs of event support personnel. With our acquisition of Stereo Live, our principal costs also include costs of beverage sales, venue lease expense and venue operating personnel.

Results of Operations

Revenue

Revenues for the three months ended March 31, 2016 was $1,464,999, compared to $1,170,084 for the same period in 2015. The increase in revenues was attributable to an increase in the number of events produced during 2016.

Direct Costs

Direct costs were $778,779 for the three months ended March 31, 2016 compared to $686,331 for the same period in 2015. As a percentage of revenues, direct costs for the three periods ended March 31, 2016 was 53% compared to 59% for the same period in 2015. The change in direct cost as a percentage of sales was due to reduction of direct costs in 2016 as compared to revenue verses 2015.

General and Administrative Expenses

General and administrative expense for the three months ended March 31, 2016 was $494,144 compared to $561,441 for the same period in 2015. The decrease in general and administrative expense for the three months period was attributable to flexible staffing, decreased salaries for related parties, lower administration and other investments to support our planned growth initiatives. The principal general and administrative expenses for the three months period were as follows:

	Three Months Ended March 31,
	2016	2015
Consulting and salaries	$172,069	$195,185
Legal and accounting	17,750	28,480
Venue	251,215	251,947
Travel and entertainment	1,118	2,451
Office and other expenses	51,992	83,378
	$494,144	$561,441

Depreciation and Amortization

Depreciation and amortization expense incurred in the three month period ended March 31, 2016 was $39,206 compared to $27,444 for the same period in 2015. The increase in depreciation and amortization expense for the three months was attributable to added assets purchased and leased during 2015 which were depreciated over the three months in 2016 verses 2015.

Other Income

Other income consists principally of interest expense and gain on changes in the value of derivative liability associated with outstanding warrants and convertible debt. Other income totaled of $2,634 for the three month period ended March 31, 2016 verses other income of $901,586 for the three months period in 2015. The change was mainly attributable to the change in fair value of derivative liabilities.

Net Income

The Company incurred a net income of $155,504 for the three month period ended March 31, 2016 compared to net income of $796,454 for the three months period in 2015. The fluctuation of derivative liability was the major contribution to the variations in the net income between periods.

Financial Condition

Cash, Cash Flows and Working Capital

At March 31, 2016, we had current assets of $201,746, current liabilities of $4,187,995 and a working capital deficit of $3,986,249 compared to current assets of $55,172 and current liabilities of $4,220,275 and a working capital deficit of $4,165,103 at December 31, 2015. Included in current liabilities and the working capital deficit for each period was our derivative liability which was $1,005,429 as of December 31, 2015 compared to $981,330 as of March 31, 2016, accounting for $24,099 of the decrease in current liabilities and working capital deficit.

Net cash used in operations for the three months ending March 31, 2016 was $20,633 compared to net cash used of $69,410 for the same periods in 2015. The decrease in cash used in operations was principally attributable to the increase in accounts payable and accrued expense, and gain in fair value of derivative liability.

Net cash used in investing activities for the period ending March 31, 2016 was $9,012 compared to zero for the same period in 2015. The increase was mainly due to the purchase of $9,012 in fixed asset during the three months ended March 31, 2016 while there were no investing activities for the same periods in 2015.

Net cash provided by financing activities during the three months ended March 31, 2016 was $149,459 compared to net cash provided of $28,672 for the same period in 2015. The financing activities included repayments of related party's advances of $1,190, repayment of debt for $49,351, offset by working capital loan of $200,000 during the three months ended March 31, 2016 compared to advances from related parties of $47,619 and repayment of loan payable and lease obligations of $18,947 for the same period in 2015.

Liquidity and Capital Resources

Our principal requirement for capital is to fund our operating deficits and growth initiatives and satisfy our contractual obligations and outstanding debt and payables.

We believe that we will be required to either improve profitability and operating cash flow or to borrow additional funds or otherwise secure additional financing, or both, to support our operations during the balance of 2016 and beyond. Except as described below regarding our equity line of credit, we do not presently have any commitments to provide financing, if needed, to support our operations.

Debt

On September 1, 2015 the Company issued a note payable for $301,826 which matures on September 1, 2018. The note bears an interest rate of 5% per annum and is secured by the fixtures and equipment of the Company and guaranteed by the principals of the Company. Effective October 1, 2015, the Company will make 36 monthly payments of $9,055.91, which includes principal and interest is payable to the note holder. The Company must maintain a debt coverage ratio of 1:25 to 1 on a trailing four quarter basis. The debt coverage ratio is defined as the net income of the Company less any gains or losses of derivatives divided by the principal and interest payments made or to be made during the period being measured. As of March 31, 2016, the Company is not in compliance with the debt coverage ratio requirement. When the note becomes in default, the interest rate will increase to the lesser of 18% per annum or the maximum rate permitted by law. During the three months ended March 31, 2016, the Company made $27,168 payment under the note, including $22,782 principal and $4,386 interest. As of March 31, 2016 the balance due on the note was $246,551, which was presented as short term notes payable on the face of balance sheets due to the Company's default on the debt coverage ratio.

On February 25, 2016 the Company's subsidiary, Stereo Live, opened a $200,000 Merchant loan with American Express. Under the terms of the loan Stereo Live paid an 8% loan fee and will repay the note at the rate of $18,000 per month for 12 months for total repayments of $216,000. The interest rate of the debt is 15% per year and the note is due by February, 24, 2017. During the three months ended March 31, 2016, the Company made $19,725 towards the principal. As of March 31, 2016 the outstanding balance due on the note was $180,275.

Convertible Debentures

On September 12, 2012 the Company issued $500,000 of convertible debentures maturing on September 11, 2015. The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. On December 28, 2015 the debenture was amended extending the maturity date to December 31, 2016. As of March 31, 2016 and December 31, 2015, the outstanding principal balance under this convertible debt was $531,287 and $531,287, respectively.

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

The Company had accounted for the above transaction under ASC 640 - 30 "Capital Leases". The Company has made payment of $6,844 toward the principal balance during the three months ended March 31, 2016. As of March 31, 2016 the balance due on the leases was $72,145, with $31,731 recorded as short term lease obligations and the balance of $40,414 recorded as long term lease obligations.

The note and the leases are personally guaranteed by principals of the Company.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2016.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

ITEM 1A: RISK FACTORS

There have been no material changes to NightCulture' risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2015.

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

NIGHTCULTURE, INC.

Date: May 16, 2016	By:	/s/ Michael Long
Michael Long
Chief Executive Officer
(Acting Principal Financial and Accounting Officer and Duly Authorized Officer)

