Form 10-Q
period 2016-06-30
NightCulture, Inc.
filed 2016-08-10
CIK 1114208

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of August 10, 2016, the Registrant had 99,999,990 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENT

NIGHTCULTURE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash	$128,925	$13,865
Receivables	59,409	35,409
Inventory	49,027	2,640
Prepaid	9,056	--
Other current assets	5,978	3,258
Total current assets	252,395	55,172

Fixed assets, net of accumulated depreciation of $198,807 and $140,223, respectively	807,062	401,522
Intangible assets, net of accumulated amortization of $160,504 and $140,856, respectively	235,832	255,480
Other assets	1,150	--

Total assets	$1,296,439	$712,174

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expense	$2,543,927	$2,209,578
Deferred income	942	942
Accrued salary - related parties	170,685	170,685
Advances - related parties	--	1,190
Derivative liabilities	908,070	1,005,429
Notes payable	500,567	269,333
Short term capital lease obligations	98,254	31,731
Convertible debt	531,387	531,387
Total current liabilities	4,753,832	4,220,275

Long term liabilities:
Long term capital lease obligations	256,868	47,258
Total liabilities	5,010,700	4,267,533

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized 0 issued and outstanding	--	--
Common stock, $0.001 par value; 500,000,000 shares authorized 99,999,990 issued and outstanding	100,000	100,000
Additional paid-in capital	6,024,573	6,024,573
Accumulated deficit	(9,838,834)	(9,679,932)
Total stockholders' deficit	(3,714,261)	(3,555,359)

Total liabilities and stockholders' deficit	$1,296,439	$712,174

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AS OF JUNE 30,

(Unaudited)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015

Revenue	$2,325,139	$2,295,735	$3,790,138	$3,465,819
Direct costs	1,983,506	1,740,448	2,718,565	2,426,779
Gross profit	341,633	555,287	1,071,573	1,039,040

Operating expenses:
Depreciation and amortization	39,026	27,441	78,232	54,885
General and administrative expenses	658,646	446,853	1,196,510	1,008,294
Total operating expenses	697,672	474,294	1,274,742	1,063,179

Income (loss) from operations	(322,143)	80,993	(203,169)	(24,139)

Other income (expense)
Interest expense	(31,627)	(59,689)	(53,092)	(113,369)
Gain on change in fair value of derivative liabilities	73,260	(369,028)	97,359	586,238
Total other income (expense)	41,633	(428,717)	44,267	472,869

Net income (loss)	$(314,406)	$(347,724)	$(158,902)	$448,730

Net income (loss) per share: Basic	$(0.00)	$(0.00)	$(0.00)	$0.01
Net income (loss) per share: Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	99,999,990	78,677,568	99,999,990	72,353,384
Diluted	99,999,990	78,677,568	99,999,990	205,557,793

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIGHTCULTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(158,902)	$448,730
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	78,232	54,885
Amortization of debt discounts		67,985
Gain on change in fair value of derivative liabilities	(97,359)	(586,238)
Changes in operating assets and liabilities:
Accounts receivable	(24,000)	(3,149)
Inventory	(46,387)	17,346
Accrued salaries to related parties	--	91,000
Other current assets	(11,776)	--
Other assets	(1,150)	--
Accounts payable and accrued expense	334,349	(34,132)
Net cash provided by operating activities	73,007	56,427

Cash flows used in investing activities
Cash paid for fixed assets	(169,218)	--
Net cash used in investing activities	(169,218)	--

Cash flows from financing activities
Advances from related parties	--	50,000
Repayments of related party advances	(1,190)	(17,857)
Proceeds on notes payable	375,000	--
Repayments of notes payable	(143,766)	--
Repayments of lease obligation	(18,773)	(38,488)
Net cash flows provided by (used in) financing activities	211,271	(6,345)

Net increase (decrease) in cash	115,060	50,082
Cash – beginning of period	13,865	64,293
Cash – end of period	$128,925	$114,375

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$39,762	$34,853
Income taxes paid	--	--

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for related parties advances and accrued salary	--	$380,375
Purchase of fixed assets through capital lease obligations	$294,906	--

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has negative working capital of $4,501,437 and an accumulated deficit of $9,838,834 as of June 30, 2016. The Company's ability to generate net income and positive cash flows is dependent on the ability to grow its operations as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as June 30, 2016 and December 31, 2015:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of June 30, 2016	--	--	$908,070	908,070
Derivative liabilities as of December 31, 2015	--	--	$1,005,429	$1,005,429

The below table represents the change in the fair value of the derivative liabilities during the six months ended June 30, 2016:

Fair value of derivatives, December 31, 2015	$1,005,429
Change in fair value of derivative liability	(97,359)
Fair value of derivatives, June 30, 2016	$908,070

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015 the Company received a loan from a director of the Company of $50,000. The loan is payable over 42 weekly payments of $1,547.62 per week. The Company made payments of $1,190 towards the loan during the six months ended June 30, 2016. As of June 30, 2016 the loan was paid in full.

As of June 30, 2016 and December 31, 2015, the Company had accrued salaries owed to related parties of $170,685 and $170,685, respectively.

NOTE 5 – DEBT

Notes Payable

On September 1, 2015 the Company issued a note payable for $301,826 which matures on September 1, 2018. The note bears an interest rate of 5% per annum and is secured by the fixtures and equipment of the Company and guaranteed by the principals of the Company. Effective October 1 2015, the Company will make 36 monthly payments of $9,055.91, which includes principal and interest is payable to the note holder. The Company must maintain a debt coverage ratio of 1.25 to 1 on a trailing four quarter basis. The debt coverage ratio is defined as the net income of the Company less any gains or losses of derivatives divided by the principal and interest payments made or to be made during the period being measured. As of June 30, 2016, the Company is not in compliance with the debt coverage ratio requirement. When the note becomes in default, the interest rate will increase to the lesser of 18% per annum or the maximum rate permitted by law. During the six months ended June 30, 2016, the Company made $54,335 payment under the note, including $46,969 principal and $7,366 interest. As of June 30, 2016 the balance due on the note was $222,364, which was presented as short term notes payable on the face of balance sheets due to the Company's default on the debt coverage ratio.

On February 25, 2016 the Company's subsidiary, Stereo Live, opened a $200,000 Merchant loan with American Express. Under the terms of the loan Stereo Live paid an 8% loan fee and will repay the note at the rate of $18,000 per month for 12 months for total repayments of $216,000.The interest rate of the debt is 15% year per and the note is due by February 24, 2017. During the six months ended June 30, 2016, the Company paid $78,899 towards the principal and $6,312 in interest. As of June 30, 2016 the outstanding balance due on the note was $121,101.

On May 9, 2016 the Company's subsidiary, Stereo Live, opened a $175,000 Merchant loan with Money Works Direct. Under the terms of the loan Stereo Live will repay the note at the rate of $662.88 per day for total repayments of $211,750. During the six months ended June 30, 2016, the Company made $17,898 towards the principal and $3,759 in interest. As of June 30, 2016 the outstanding balance due on the note was $157,102.

Convertible Debentures

On September 12, 2012 the Company issued $500,000 of convertible debentures maturing on September 11, 2015. The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. On December 28, 2015 the debenture was amended extending the maturity date to December 31, 2016. As of June 30, 2016 and December 31, 2015, the outstanding principal balance under this convertible debt was $531,287 and $531,287, respectively. See note 3 for derivative accounting.

Lease Obligations

On July 2, 2014, Stereo Live, a subsidiary of the Company, entered into credit line facility and three equipment leases. The terms of the credit facilities and leases are as follows:

•	An equipment lease of $32,799.75 payable over 48 months at $1,024.47 per month for total payment of $49,174.56 including the principal amount of $32,799.75 and interest of $16,374.81.

•	An equipment lease of $58,942 payable over 48 months at $1,780.05 per month for total payment of $85,442.40 including the principal amount of $58,942 and interest of $26,500.40;

•	An equipment lease of $32,250 payable over 44 months at $1,092.23 per month for total payments of $48,058.12 including the principal amount of $32,250 and interest of $15,808.12.

On June 1, 2016 the Company's subsidiary, Stereo Live Dallas, entered into a lease arrangement with Colorwave. The terms of the lease are as follows:

•	An equipment lease of $294,906, payable over 48 months at the rate of $10,000 per month for 12 months and $8,472 for the following 36 months.

The Company had accounted for the above transactions under ASC 840 - 30 "Capital Leases". The Company has made payment of $18,773 toward the principal balance during the six months ended June 30, 2016. As of June 30, 2016 the balance due on the leases was $355,122, with $98,254 recorded as short term lease obligations and the balance of $256,868 recorded as long term lease obligations.

The note and the leases are personally guaranteed by principals of the Company.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

During the six months period ended June 30, 2016, a major partner of the Company, SFX Entertainment (SFXEQ) filed for reorganization under Chapter 11 of the US bankruptcy code. The Company works with DDP producing multiple shows and festivals throughout the period. As of June 30, 2016 the Company is unable to assess the impact the bankruptcy filing may have on the Company's income and ability to promote large venues.

NOTE 7 – WARRANTS

As of June 30, 2016, the Company had 25,000,000 warrants outstanding entitling the holder to purchase up to 25,000,000 shares of the Company common stock at 50% of the average closing price of the 20 day period ending one day prior to exercising the warrants. The warrant holder may exercise these warrants on or before December 31, 2016. See note 3 for derivative accounting.

The following table summarizes the warrant activity during the six months ended June 30, 2016:

Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Warrants	Intrinsic
	Warrants	Price	Life	Exercisable	Value
Outstanding and exercisable at December 31, 2015	25,000,000	$0.002	1.00	25,000,000	$57,500
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited or Cancelled	--	--	--	--	--
Outstanding and exercisable at June 30, 2016	25,000,000	0.004	0.50	25,000,000	$117,000

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

Results of Operations

Revenue

Revenues for the three and six months ended June 30, 2016 was $2,325,139 and $3,790,138, compared to $$2,295,735 and $3,465,819 for the same period in 2015. The increase in revenues was attributable to an increase in the number of events produced during 2016.

Direct Costs

Direct costs were $1,983,506 and $2,718,565 for the three and six months ended June 30, 2016 compared to $1,740,448 and $2,426,779 for the same period in 2015. As a percentage of revenues, direct costs for the six months periods ended June 30, 2016 were 72% compared to 70% for the same period in 2015. The change in direct cost as a percentage of sales was due to opening of a new venue in 2016.

General and Administrative Expenses

General and administrative expense for the three and six months ended June 30, 2016 was $658,646 and $1,196,510 compared to $446,853 and $1,008,294 for the same period in 2015. The increase in general and administrative expense for the three and six month period was attributable to increased venues, and increased show and other investments to support our planned growth initiatives.

Depreciation and Amortization

Depreciation and amortization expense incurred in the three and six month period ended June 30, 2016 was $39,026 and $78,232 compared to $27,441 and $54,885 for the same periods in 2015. The increase in depreciation and amortization expense for the six months was attributable to added assets purchased and leased during 2016 which were depreciated over the six months in 2016 versus 2015.

Other Income

Other income consists principally of interest expense and gain on changes in the value of derivative liability associated with outstanding warrants and convertible debt. Other income totaled of $41,633 and $44,267 for the three and six month period ended June 30, 2016 versus other expense of $428,717 and other income of $472,869 for the three and six months period in 2015. The change was mainly attributable to the change in fair value of derivative liabilities.

Net Income

The Company incurred a net loss of $314,406 and $158,902 for the three and six month period ended June 30, 2016 compared to net loss of $347,724 and net income of $448,730 for the periods in 2015. The fluctuation of derivative liability was the major contribution to the variations in the net income between periods.

Financial Condition

Cash, Cash Flows and Working Capital

At June 30, 2016, we had current assets of $252,395, current liabilities of $4,753,832 and a working capital deficit of $4,501,437 compared to current assets of $55,172 and current liabilities of $4,220,275 and a working capital deficit of $4,165,103 at December 31, 2015. Included in current liabilities and the working capital deficit for each period was our derivative liability which was $1,005,429 as of December 31, 2015 compared to $908,070 as of June 30, 2016, accounting for $97,359 of the decrease in current liabilities and working capital deficit.

Net cash provided in operations for the six months ending June 30, 2016 was $73,007 compared to net cash provided of $56,427 for the same periods in 2015. The increase in cash provided in operations was principally attributable to the increase in accounts payable and accrued expense.

Net cash used in investing activities for the period ending June 30, 2016 was $169,218 compared to zero for the same period in 2015. The increase was mainly due to the purchase of fixed asset during the six months ended June 30, 2016 while there were no investing activities for the same periods in 2015.

Net cash provided by financing activities during the six months ended June 30, 2016 was $211,271 compared to net cash used of $6,345 for the same period in 2015. The financing activities included repayments of related party's advances of $1,190, repayment of debt for $143,766, offset by working capital loan of $375,000 during the six months ended June 30, 2016 compared to advances from related parties of $50,000 and repayment of loan payable and lease obligations of $56,345 for the same period in 2015.

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

Debt

Notes Payable

On September 1, 2015 the Company issued a note payable for $301,826 which matures on September 1, 2018. The note bears an interest rate of 5% per annum and is secured by the fixtures and equipment of the Company and guaranteed by the principals of the Company. Effective October 1 2015, the Company will make 36 monthly payments of $9,055.91, which includes principal and interest is payable to the note holder. The Company must maintain a debt coverage ratio of 1.25 to 1 on a trailing four quarter basis. The debt coverage ratio is defined as the net income of the Company less any gains or losses of derivatives divided by the principal and interest payments made or to be made during the period being measured. As of June 30, 2016, the Company is not in compliance with the debt coverage ratio requirement. When the note becomes in default, the interest rate will increase to the lesser of 18% per annum or the maximum rate permitted by law. During the six months ended June 30, 2016, the Company made $54,335 payment under the note, including $46,969 principal and $7,366 interest. As of June 30, 2016 the balance due on the note was $222,364, which was presented as short term notes payable on the face of balance sheets due to the Company's default on the debt coverage ratio.

On February 25, 2016 the Company's subsidiary, Stereo Live, opened a $200,000 Merchant loan with American Express. Under the terms of the loan Stereo Live paid an 8% loan fee and will repay the note at the rate of $18,000 per month for 12 months for total repayments of $216,000.The interest rate of the debt is 15% year per and the note is due by February 24, 2017. During the six months ended June 30, 2016, the Company paid $78,899 towards the principal and $6,312 in interest. As of June 30, 2016 the outstanding balance due on the note was $121,101.

On May 9, 2016 the Company's subsidiary, Stereo Live, opened a $175,000 Merchant loan with Money Works Direct. Under the terms of the loan Stereo Live will repay the note at the rate of $662.88 per day for total repayments of $211,750. During the six months ended June 30, 2016, the Company made $17,898 towards the principal and $3,759 in interest. As of June 30, 2016 the outstanding balance due on the note was $157,102.

Convertible Debentures

On September 12, 2012 the Company issued $500,000 of convertible debentures maturing on September 11, 2015. The 2012 Debentures accrue interest at 5% per annum with a default rate of 12% per annum. The 2012 Debentures are convertible into common stock of the Company at 50% of the average closing price of the 20 day trading price ending prior to the date of conversion into the Company common stock. On December 28, 2015 the debenture was amended extending the maturity date to December 31, 2016. As of June 30, 2016 and December 31, 2015, the outstanding principal balance under this convertible debt was $531,287 and $531,287, respectively. See note 3 for derivative accounting.

Lease Obligations

On July 2, 2014, Stereo Live, a subsidiary of the Company, entered into credit line facility and three equipment leases. The terms of the credit facilities and leases are as follows:

•	An equipment lease of $32,799.75 payable over 48 months at $1,024.47 per month for total payment of $49,174.56 including the principal amount of $32,799.75 and interest of $16,374.81.

•	An equipment lease of $58,942 payable over 48 months at $1,780.05 per month for total payment of $85,442.40 including the principal amount of $58,942 and interest of $26,500.40;

•	An equipment lease of $32,250 payable over 44 months at $1,092.23 per month for total payments of $48,058.12 including the principal amount of $32,250 and interest of $15,808.12.

On June 1, 2016 the Company's subsidiary, Stereo Live Dallas, entered into a lease arrangement with Colorwave. The terms of the lease are as follows:

•	An equipment lease of $294,906, payable over 48 months at the rate of $10,000 per month for 12 months and $8,472 for the following 36 months.

The Company had accounted for the above transactions under ASC 840 - 30 "Capital Leases". The Company has made payment of $18,773 toward the principal balance during the six months ended June 30, 2016. As of June 30, 2016 the balance due on the leases was $355,122, with $98,254 recorded as short term lease obligations and the balance of $256,868 recorded as long term lease obligations.

The note and the leases are personally guaranteed by principals of the Company

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2016.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

ITEM 1A: RISK FACTORS

There have been no material changes to NightCulture' risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2015.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Interactive Data Files

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTCULTURE, INC.

Dated: August 10, 2016	By:	/s/ Michael Long
Michael Long
Chief Executive Officer (Acting Principal Financial and Accounting Officer and Duly Authorized Officer)

